Form 10KSB
period 2007-06-30
ISDERA NORTH AMERICA, INC.
filed 2007-09-28
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒ Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007 or

☐ Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934

 For the transition period from _________ to __________.

ISDERA, NORTH AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York	333-138059	11-2885989
(State or other jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

50 Pine Drive
Cold Spring Harbor New York 11724
(516) 971-3385
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Ruediger Albrecht, President
50 Pine Drive
Cold Spring Harbor, New York 11724
(516) 971-3385
(Name, address, including zip code, and telephone number,
Including area code, of agent for service)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: None for the year ended June 30, 2007.

Number of voting or non-voting shares of common equity held by non-affiliates of the Registrant as of June 30, 2007. 30,000

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of June 30, 2007 was 4,284,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE:        Not applicable

Transitional Small Business Disclosure Format:                   Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:
•   dependence on key personnel;
•   competitive factors;
•   the operation of our business; and
• general economic conditions in the United States

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

ITEM 1. DESCRIPTION OF BUSINESS

How our company is organized
Isdera, North America, Inc., was incorporated in the State of New York on October 19, 1987. On August 9, 2006, we amended our Certificate of Incorporation to increase the authorized capital to 50,000,000 shares of common stock, par value of $0.001 per share.

The business of the Company was discontinued about October 6, 1997, and the Company remained dormant until August 9, 2006 at which time we raised capital through a private placement of common stock with the intention to start a similar business.

Business
Isdera North America, Inc. was founded in 1987 by Rudy Albrecht as a marketing, sales and service company for high tech high-end automobiles. We do not manufacture and will not manufacture any of the products we plan to sell. The Company was primarily established to market and sell the sports car products of Isdera GMBH, Germany. We have no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions if any vehicles are sold by us. The business of the Company was discontinued about October 6, 1997, and the Company remained dormant until August 9, 2006. Prior to the business being discontinued, we attempted to and were unsuccessfully involved in the sale and marketing of automobiles manufactured by Isdera.

Where you can find us
Our corporate offices are located at 50 Pine Drive, Cold Spring Harbor, New York. Our telephone number is (516) 971-3385.

Available Information
The Company does not maintain an Internet web site address. The Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

RISK FACTORS

We may continue to lose money, and if we do not achieve profitability, we may not be able to continue our business.
We have, in our history, generated no revenues from operations, have incurred substantial expenses and have sustained losses. We have not generated revenues and incurred losses both before we discontinued operations in 1997 and since August 9, 2006. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, market acceptance of our products and services and competition.

Our independent registered public accounting firms issued reports for the years ended June 30, 2007 and 2006 that contained a “going concern” explanatory paragraph.
Our independent Auditors issued reports on their audits of our financial statements for the years ended June 30, 2007 and 2006. Our notes to the financial statements disclose that the cash flow of Isdera, North America, Inc. has been absorbed in operating activities and they have incurred net losses for the period from August 9, 2006 to June 30, 2007, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent Auditor’s reports contain an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent Auditor’s report and examine our financial statements.

If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired.
Our growth depends to a significant degree upon our ability to develop new customer relationships and to expand existing relationships. We cannot guarantee that new customers will be found, that any such new relationships will be successful when they are in place. Further we have no guarantee that we will be able to make any sales with customers. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our key personnel for sales and marketing and if we lose those personnel, our business would fail.
Our future success depends, in significant part, upon the continued service of our management. Mr. Albrecht is the individual that has developed the many contacts and relationships that would enable the Company to conduct sales. The Company does not have any employees and only a part time president and chief financial officer. This individual presently is the only person who has the experience to market and sell the products for the Company. If this individual were no longer willing to function in that capacity the Company would be negatively affected. We do not maintain key man life insurance covering him. Our future success also depends on our ability to try and attract and retain highly qualified sales and marketing personnel. Competition for such personnel is intense, and we may experience difficulties in attracting the required number and caliber of such individuals. If we were unable to hire and retain personnel in key positions, our business could fail. As a result, we might incur substantially more expenses than income and might not have enough resources to fund growth that may be commercially viable.

Some of our competitors may be able to use their financial strength to dominate the market, which may affect our ability to generate revenues.
Some of our competitors may be much larger companies than us and very well capitalized and very experienced in sales and marketing. They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenues to cover our costs. Their better financial resources could allow them to significantly out spend us in sales and marketing areas. We might not be able to maintain our ability to compete in this circumstance.

We will need additional capital to allow us to expand our business plan to implement our sales and marketing plans and such financing may be unavailable or too costly.
Our ability to continue our sales and marketing strategies is dependent on our ability to secure financing and allocate sufficient funds required to support our marketing activity. Additional financing may not be available on favorable terms, or even at all. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our ability to raise additional funds may diminish if the public equity markets become less supportive of the industry. If we raise additional capital through debt offerings, it will have a significant impact on our cash flow.

Neither Isdera, North America nor Mr. Albrecht has successfully marketed or sold any Isdera cars or parts.
While the Company believes it has a viable business plan, neither Isdera, North America nor Mr. Albrecht has successfully marketed or sold any Isdera cars or parts, nor can we be assured that we will be able to sell an Isdera car or any parts. Even though the high-end car market is, we believe, expanding, there is no assurance that we will be able to compete and succeed in selling any automobiles.

We do not have a written agreement with Isdera GMBH or any other car manufacturers to market or sell their products
Since we do not have a written agreement with Isdera GMBH, or any other car manufacturer to market and sell their products, we are not able to ensure a long term relationship or specific commission fee structure with any of them. This may cause us to not be able to collect any commissions or be able to participate in any sale. We have a verbal agreement with the owner of Isdera GMBH that we will receive a commission for any Isdera car for which we arrange the sale. The exact amount of the commission is dependent upon the sale price of the car.

We are dependent upon finding sources of high-end automobiles, and parts, to sell.
Our business model is based upon our ability to market and sell and then receive commission payments for the sale of ultra luxury, high-end, automobile and automobile parts. If we are unable to locate and secure agreements to make such sales, we will be unable to operate successfully. There is a large, but finite number of potential manufacturers we can approach. Our Chairman and President, while having many such contacts in the industry, can not assure that we will be successful in obtaining the necessary approvals to market such products.

ITEM 2. DESCRIPTION OF PROPERTY

Our Principal executive offices are at 50 Pine Drive, Cold Spring Harbor, New York. Our telephone number is (516) 971-3385. The space is sufficient for the needs of the Company for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share. As of September 28, 2007, there were 4,284,400 shares of Common Stock issued and outstanding. The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

Common Stock
Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share. Each share of Common Stock entitles its holder to one non-cumulative vote per share and, the holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all the directors if they choose to do so, and in such event the holders of the remaining shares will not be able to elect a single director. Holders of shares of Common Stock are entitled to receive such dividends, as the board of directors may, from time to time, declare out of Company funds legally available for the payment of dividends. Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to stockholders.

Stockholders do not have any pre-emptive rights to subscribe for or purchase any stock, warrants or other securities of the Company. The Common Stock is not convertible or redeemable. Neither the Company's Certificate of Incorporation nor its By-Laws provide for pre-emptive rights.

Price Ranges of the Company’s Common Stock

Market Information

The Company’s Common Stock is traded on the NASD operated Over the Country Bulletin Board under the symbol “INAI” commencing on July 9, 2007, without any trading or volume.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and other arrangements then impose.

Recent Sales of Unregistered Securities

During the fourth quarter for the fiscal year ended June 30, 2007, we have not issued any unregistered securities.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

The following is our plan of operation for the following 12 months, and should be read in conjunction with our financial statements and notes thereto appearing in this Annual Report.

BUSINESS OF THE COMPANY – PRINCIPAL PRODUCTS AND SERVICES

Isdera North America, Inc. was founded in 1987 by Rudy Albrecht as a marketing, sales and service company for high tech high-end automobiles. We do not manufacture and will not manufacture any of the products we plan to sell. The Company was primarily established to market and sell the sports car products of Isdera GMBH, Germany. The business was discontinued about October 6, 1997, and the Company remained dormant until August 9, 2006. Prior to the business being discontinued, we attempted to and were unsuccessfully involved in the sale and marketing of automobiles manufactured by Isdera GMBH. We have determined that we will attempt to market and sell many different high-end automobiles and automobile related products and services for high end uses. Since the market for high-end automobiles has, in our opinion, greatly expanded, with prices having greatly appreciated, we believe that we can be successful in marketing many different brands, products and services.

After the Company was formed and the initial start up of operations, our chairman, Ruediger Albrecht, pursued other opportunities. However, he maintained his initial contacts and marketing connections. The market for high-end cars, and related products, we believe, has grown and was an opportunity to re-start the initial business.

The following information applies to Isdera GMBH. We, and Mr. Albrecht, have no connection with Isdera GMBH, either formally or informally. Mr. Albrecht has a verbal agreement with the owner of Isdera GMBH to pay commissions for any car sold by us to a third party. To date, we have had no sales of any cars manufactured by Isdera GMBH, nor do we currently have any potential customers for Isdera GMBH. Mr. Albrecht has many contacts in this industry, but has never successfully marketed and sold a high-end luxury automobile for Isdera GMBH, or any other manufacturer.

As an example of the types of high-end automobiles we are going to market and sell, there is Isdera.

Isdera stands for Ingenieurbuero (engineering) for Styling, DEsign and RAcing. Eberhard Schulz, the owner and chief designer of Isdera, Germany started out to build a racecar. In 1968 he built the prototype racecar with a tubular frame and carbon fiber chassis. Today this racecar still wins vintage races throughout Europe. From 1971 to 1978 he joined the Porsche Company as a development and design engineer, primarily responsible for the styling of new Porsches. During that time other prototypes were developed, which consisted mainly of building race ready motorbikes. After the work at Porsche, Eberhard Schulz started designing various types of cars with Mercedes Benz components. A new CW311 was in the works showing some similarities to the old Mercedes Benz C111 sports car.

In 1983, Schulz founded Isdera GMBH, Germany. The CW311 was further developed. The tubular frame held the carbon fiber chassis with two huge gull wings for easy access to the interior. The power plant was a V8 cylinder tuned Mercedes Benz AMG engine placed in the middle of the automobile. A five-speed manual gearbox was placed behind the engine. Only high-end parts and components available from the car manufacturers market were bought. The most reliable sub suppliers for Mercedes Benz and Porsche were hand picked.

The new sports car was born, the “ISDERA SPYDER”. This sports car was developed as a concept car without a roof. Again, a tubular frame held the chassis. A six cylinder tuned Mercedes Benz engine is placed in the middle of the sports car with a five-speed transmission. Only highest-end components available were used to build this automobile. The ISDERA SPYDER was awarded the designer Price of the year 1984 by the state of Baden-Wuerttemberg. In 1985 the “Spyder” went into production.

In 1993 a new car was born: the “ISDERA COMMENDATORE”. The tubular frame became a basis to hold the carbon fiber chassis. All components were selected from only high-end suppliers and manufacturers. The four huge gull wings - two for the passengers and two for the engine compartment - give the sports car, in some opinions, a transparent, very light and bright feeling.

The rear spoiler will adjust automatically to the speed of the car and will lift up to its fullest at high speed. The large openings in the front, on the sides and in the rear will allow more than adequate cooling for the brakes and the engine. A V12 Mercedes Benz AMG 6.9 liter specially tuned power plant is centered in the middle of the sports car. A six speed manual transmission similar to the newest Porsche turbo sits behind the engine. An automatic system will lower the car at high speeds by seven centimeters.

Isdera North America, Inc., previously, when it was first operating, advertised in various car magazines like: the Robb Report, Du Pont Registry, Road & Track and others. Some of these magazines wrote articles about the Isdera GMBH sports cars. These cars became well known in the high-end high tech automobile market. Some dealerships were established and two cars were made for the American Market. Isdera GMBH manufactured a total of 50 cars. The old models are now becoming collector’s items. Isdera, North American has not done any advertising since it resumed operations in August 2006. We may or may not advertise in the future.

In December 2005, Keith Martin’s Sports Car Market, a high-end showcase magazine listing high-end automobiles for sale, listing auction and sales results, showed a sale of a 1999 Isdera C112 coupe with a sale price of $4,800,000. While we were not involved in the sale, this is an example of the types of sales we are aiming for in our niche market.

Currently we only have experience with attempting to market automobiles from Isdera GMBH. We anticipate that we will also sell automobiles from other specialty makers and other high-end companies. In addition, we are investigating and looking to sell automobile parts and aftermarket items from these same companies. Currently, Isdera GMBH does not have enough units sold to make selling their parts and aftermarket items viable.

We do not have a distribution system in place. It is anticipated that upon the sale of any high-end parts, they will be shipped directly from the manufacturer and/or supplier. In the event we are able to sell any automobiles, the delivery to the customer will be specifically arranged at the time of sale.

Our business is extremely competitive, with respect to all levels of pricing. We have no special ability that would set up apart from any other marketer and distributor of similar products and automobiles. Our only advantage is our contact with Isdera GMBH, an agreement that is not in writing, allows us to market its cars.

Our intention is to not limit ourselves to only automobiles and automotive parts from Isdera GMBH, but to market them from as many other high-end sellers as we can establish relationships with. Currently we do not have any relationship other than the one with Isdera GMBH.

There are no material patents, trademarks, licenses, franchises, concessions or royalty agreements on which our business is dependent, such as licenses or royalty agreements with Isdera GMBH.

Our marketing of these automobiles and other products is not affected by governmental regulations, or compliance with environmental laws, as we are not the manufacturers, who are the ones that must ensure compliance with all governmental regulations. We do not need any governmental approval to market these items. Nor have we incurred any research or developmental expenses in the past two years.

Plans for the next twelve months

The promotional and demonstration expenses are estimated to be approximately $37,500 per year, as follows:

Advertising:	$10,000
Trade Shows	$10,000
Travel and Accommodation:	$5,000
Miscellaneous	$12,500

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our sales and marketing plan will not be able to be completed. This would significantly hamper out efforts to enter into the sales niche as and when we would like.

The source of additional liquidity would come from sales. Internally, as we slowly increase sales, we would be able to increase the marketing operations. This would increase the short-term liquidity of the Company.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, other than the inability to sell our products and services.

The company does not expect to significantly increase its employees in the next fiscal year.

The Company has never filed for Bankruptcy protection.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 7. FINANCIAL STATEMENTS

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006

REPORT OF REGISTERED INDEPENDENT AUDITORS - 2007

To the Board of Directors and Stockholders
of Isdera, North America, Inc.:

We have audited the accompanying balance sheet of Isdera, North America, Inc. (a New York corporation in the development stage) as of June 30, 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the year then ended, and the period from re-entering the development stage (August 9, 2007) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isdera, North America, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the year ended June 30, 2007, and for the period from re-entering the development stage (August 9, 2007) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, an error in the balance of cash which amounted to $900, and in the amount due to related party - Director and stockholder was determined by management of the Company subsequent to June 30, 2006. This error resulted in the understatement of current assets and current liabilities as of June 30, 2006. Accordingly, the statement of cash flows for the year ended June 30, 2006, has been restated to correct this error.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,
September 28, 2007.

REPORT OF REGISTERED INDEPENDENT AUDITOR - 2006

To the Board of Directors and Stockholders
of Isdera, North America, Inc.:

I have audited the accompanying statements of operations, stockholders’ (deficit), and cash flows of Isdera, North America, Inc. (a New York corporation in the development stage) for the year ended June 30, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Isdera, North America, Inc. for the year ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and needs to obtain additional financing, which raise doubt about its ability to continue as a going concern as of June 30, 2006. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, an error in the balance of cash which amounted to $900, and in the amount due to related party - Director and stockholder was determined by management of the Company subsequent to June 30, 2006. This error resulted in the understatement of current assets and current liabilities as of June 30, 2006. Accordingly, the statement of cash flows for the year ended June 30, 2006, has been restated to correct this error.

/S/ Aaron Stein CPA

Woodmere, New York,
April 5, 2007, except for Note 3, for which
the date is September 28, 2007.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2007

2007
ASSETS
Current Assets:
Cash in bank	$30
Prepaid consulting fees	3,212
Total current assets	3,242
Total Assets	$3,242

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$5,000
Due to related party - Director and stockholder	1,600
Total current liabilities	6,600
Total liabilities	6,600

Stockholders' (Deficit):
Common stock, par value $.001 per share, 50,000,000 shares authorized; 4,284,400 shares issued and outstanding	4,284
Additional paid-in capital	161,029
Prior accumulated (deficit)	(53,862)
(Deficit) accumulated during the development stage	(114,809)
Total stockholders' (deficit)	(3,358)
Total Liabilities and Stockholders' (Deficit)	$3,242

The accompanying notes to financial statements
are an integral part of this balance sheet.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JUNE 30, 2007, AND 2006, AND THE PERIOD FROM RE-ENTERING
THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH JUNE 30, 2007

			Period From
			Re-entering
	Year Ended	Year Ended	The Development
	June 30,	June 30,	Stage Through
	2007	2006	June 30, 2007

Revenues	$-	$-	$-
Expenses:
General and administrative -
Legal fees	50,000	-	50,000
Accounting and audit fees	26,020	-	26,020
Consulting fees	35,333	-	35,333
Transfer agent fees	1,750	-	1,750
Registration fees	330	-	330
Other	200	-	200
Bank fees	65	-	65
Total general and administrative expenses	113,698	-	113,698
(Loss) from Operations	(113,698)	-	(113,698)

Other (Expense)
Interest expense	(956)	-	(956)
Provision for income taxes	(155)	(155)	(155)
Net (Loss)	$(114,809)	$(155)	$(114,809)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.06)	$(1.55)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,030,741	100

The accompanying notes to financial statements are
an integral part of these statements

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE YEARS ENDED THROUGH JUNE 30, 2007, AND THE PERIOD FROM RE-ENTERING
THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH JUNE 30, 2007

					(Deficit)
					Accumulated
			Additional	Prior	During the
	Common stock		Paid-in	Accumulated	Development
Description	Shares	Amount	Capital	(Deficit)	Stage	Totals
Balance - June 30, 2005	100	$-	$1,000	$(53,707)	$-	$(52,707)
Net (loss) for the period	-	-	-	(155)	-	(155)
Balance - June 30, 2006	100	-	1,000	(53,862)	-	(52,862)
Issuance of common stock for cash	39,000	39	1,911	-	-	1,950
Consulting services paid by issued shares	2,995,400	2,995	105,550	-	-	108,545
Loan from director paid by issued shares	1,249,900	1,250	52,568	-	-	53,911
Net (loss) for the period	-	-	-	-	(114,809)	(114,902)
Balance - June 30, 2007	4,284,400	$4,284	$161,029	$(53,862)	$(114,809)	$(3,358)

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JUNE 30, 2007, AND 2006 (RESTATED), AND THE PERIOD FROM
RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH JUNE 30, 2007

	Year Ended July 30, 2007	Year Ended July 30, 2006 (Restated)	Period From Re-entering The Development Stage Through June 30, 2007

Operating Activities:
Net (loss)	$(114,809)	$(155)	$(114,809)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Consulting and professional fees paid by issued shares	105,333	-	105,333
Accrued interest expense paid by issued shares	956	-	956
Changes in net assets and liabilities - Accrued liabilities	5,000	-	5,000
Net Cash (Used in) Operating Activities	(3,520)	(155)	(3,520)

Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Director and stockholder	700	1,055	700
Issuance of common stock for cash	1,950	-	1,950
Net Cash Provided by Financing Activities	2,650	1,055	2,650
Net Increase (Decrease) in Cash	(870)	900	(870)
Cash - Beginning of Period	900	-	900
Cash - End of Period	$30	$900	$30

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$155	$155	$155

Supplemental Information of Noncash Investing and Financing Activities:

On January 9, 2007, a loan to the Company of $52,862 by a Director and stockholder plus accrued interest of $956 were satisfied with the issuance of 1,249,900 shares of common stock.

On January 9, 2007, the Company issued 2,097,200 shares of common stock for consulting services of $70,000 performed in agreement with a Consulting Agreement dated August 10, 2006.

On January 9, 2007, the Company issued 898,200 shares of common stock for consulting services of $38,545 performed in agreement with a Consulting Agreement dated August 10, 2006.

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006

(1) Summary of Significant Accounting Policies

 General Organization and Business

Isdera, North America, Inc. (“Isdera” or the “Company”) is a New York corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of New York on October 20, 1987. The original business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. The Company has no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that the Company sells. The business was discontinued on about October 6, 1997, and remained dormant until August 9, 2006. As of August 9, 2006, the Company re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. The accompanying financial statements of Isdera were prepared from the accounts of the Company under the accrual basis of accounting.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2007.

 Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

 Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

 Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2007, and expenses for the year ended June 30, 2007, and the period from re-entering the development stage (August 9, 2007) through June 30, 2007. Actual results could differ from those estimates made by management.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through June 30, 2007, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans. The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,788,600 shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations. While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Correction of Error

Subsequent to June 30, 2006, an error in the balance of cash which amounted to $900, and in the amount due to related party – Director and stockholder was determined by management of the Company. This error resulted in the understatement of current assets and current liabilities as of June 30, 2006. Accordingly, the accompanying statement of cash flows for the year ended June 30, 2006, has been restated to correct this error.

(4) Common Stock

On January 9, 2007, the Company issued 39,000 shares of common stock in connection with a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, that was offered by the Company at $0.05 per share of common stock for total proceeds of $1,950.

On January 9, 2007, the Company issued 1,249,900 shares of common stock to a Director and shareholder as repayment of a loan. See Note 6 for additional information.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006

On January 9, 2007 the Company issued 2,097,200 shares of common stock to satisfy the terms of a Consulting Agreement with Kingsgate Development Ltd. See Note 8 for additional information.

On January 9, 2007 the Company issued 898,200 shares of common stock to satisfy the terms of a Consulting Agreement with Eastern Glow Investments, Ltd. See Note 8 for additional information.

Subsequently, the Company completed on May 9, 2007, an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) and register 2,788,600 shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

(5) Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2007, and 2006, was as follows (using a 22.5 percent effective Federal and state income tax rate):

	2007	2006

Current Tax Provision:
Federal and state-
Minimum state tax	$155	$155
Total current tax provision	$155	$155

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$25,832	$35
Change in valuation allowance	(25,832)	(35)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2007, as follows:

2007
Loss carryforwards	$37,951
Less - Valuation allowance	(37,951)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006

As of June 30, 2007, the Company had approximately $168,671 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2026.

(6) Related Party Transactions

In August 2006, the Company signed a promissory note with Mr. Ruediger Albrecht, the President and Director of Isdera, for $52,862. The Company borrowed the money from Mr. Albrecht at various times from 1987 through 2006. The note is dated August 9, 2006, is payable on June 30, 2007, and bears interest at five percent per annum with interesting accruing on September 1, 2006. The promissory note and accrued interest of $956 were satisfied on January 9, 2007, through the issuance of 1,249,900 shares of common stock of the Company.

As of June 30, 2007, the Company owed to a Director and shareholder $1,600 that he loaned to the Company. The loans were provided for working capital purposes, are unsecured, non-interest bearing, and have no terms for repayment.

(7) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company does not believe that the adoption of this standard will have a material impact on the results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require and new fair value measurements, however, for some entities, the application of the statement will changes current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of this standard will have a material impact on the results of operations or financial position.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108). SAB No. 108 addressed how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 does not have a material impact on the Company’s results of operations and financial condition. The Company does not believe that the adoption of this standard will have a material impact on the results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not believe that the adoption of this standard will have a material impact on the results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value of Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company does not believe that the adoption of this standard will have a material impact on the results of operations or financial position.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007, AND 2006

(8) Commitments and Contingencies

The Company entered into a one-year Consulting Agreement on August 1, 2006, with Kingsgate Development, Ltd. (a British Virgin Islands Corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company. In exchange for its services, on January 9, 2007, Kingsgate was issued 2,097,200 shares of common stock for a value of $70,000 or $0.033 per share to satisfy this obligation. At that time, Kingsgate owned 49 percent of the issued and outstanding shares of common stock of the Company

On August 1, 2006, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the libor interest rate plus 2.5 percent for the marketing plan of the Company. In exchange for its services, on January 9, 2007, Eastern Glow was issued 898,800 shares of common stock of the Company at $0.043 per share to satisfy this obligation. At that time, Eastern Glow owned 21 percent of the issued and outstanding shares of common stock of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On August 14, 2007, the Registrant’s Independent Auditor, Aaron Stein, C.P.A., PO Box 406, 981 Allen Lane, Woodmere, NY 11598, 516-569-0520, notified the Registrant that he declined to stand for re-appointment as the Independent Auditor of the Registrant.

On August 14, 2007, the management of the Registrant engaged Davis Accounting Group, P.C., located at 1957 W. Royal Hunte Drive #150, P.O. Box 1768, Cedar City, Utah 84720, (435) 865-2808, as its independent auditors to audit its financial statements for the fiscal year ended June 30, 2007. The decision to retain Davis Accounting Group, P.C. was approved by the Registrant's Board of Directors.

During the period of his engagement through August 14, 2007, there were no disagreements between Aaron Stein, C.P.A., and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Aaron Stein, C.P.A., would have caused them to make reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements.

(b) Effective August 14, 2007, Davis Accounting Group, P.C. was retained as independent auditor of Isdera, North America, Inc., the Registrant, and was retained as independent auditor of the registrant for the fiscal year ending June 30, 2007. Prior to the engagement, Registrant did not consult with Davis Accounting Group, P.C. regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant’s financial statements, as well did not consult with Davis Accounting Group, P.C., as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.

During the two fiscal year ended June 30, 2007, and through September 27, 2006, we have not consulted with Davis Accounting Group P.C. regarding either:

1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to Davis Accounting Group P.C. nor oral advice was provided that Davis Accounting Group P.C. concluded was an important factor considered by our Board of Directors in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since June 30, 2007 through the date of the filing of this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are listed below with information about their respective backgrounds. Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until his/her successor is elected (or appointed) and qualified.

Name	Age	Position

Ruediger Albrecht	61	President/CEO, CFO and Chairman

Ruediger Albrecht
Since 1987, Mr. Albrecht has held the office of President for Isdera North America, Inc. While there is no connection between Mr. Albrecht, the Company and Isdera GMBH, Mr. Albrecht has extensive general management and marketing experience in international trade, transportation, logistics, import/export and service industries and in providing direction and control for the logistics, transportation, marketing and administrative functions. Mr. Albrecht in his role as President has acted as coordinator between customers, representatives, agents and carriers, improving performance and enhancing growth and possesses general knowledge in manufacturing and designing high performance motorcars with a strong commitment in marketing and sales. Since 1987, Mr. Albrecht has also held the office of President of ASG International, Ltd. Transportation, Import-Export and worldwide, handling all marketing, sales, administrative and financial aspects, as well as system introduction of ABI (automatic release of imports by customs) to affiliated Co. Imexsys Inc., custom broker, international forwarder. ASG International, Ltd. is an internationally oriented company mainly involved in import and export of goods, mainly motorcars worldwide. Transportation was arranged by the affiliated company, Imexsys, Inc., a fully licensed forwarding agent and custom house broker, under the supervision of ASG International, Ltd. ASG International, Ltd. assisted to implement a computer program especially made for custom house brokers. The system is called ABI, which will file customs clearance electronically.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Limitation on Liability and Indemnification of Directors and Officers

Our Certificate of Incorporation, as amended, provides to the fullest extent permitted by New York law, that our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director’s or officer’s fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our right and that of our stockholders (through stockholders’ derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Certificate of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

None of our officers or directors received or earned any compensation or bonus from us for services rendered to us in fiscal year ended June 30, 2007. We also have not made cash payment for salaries or bonuses in 2006.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Each executive officer is elected annually by the Board of Directors to hold their respective office until the annual meeting of shareholders and until their successors is chosen and qualified.

We do not maintain key-man life insurance for any of our executive officers or directors.

Stock Options

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

(i) The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock, (b) each of our directors and executive officers and (c) all current directors and executive officers as a group. The following table is based upon an aggregate of 4,284,400 shares of our common stock outstanding as of September 28, 2007.

Identity of Stockholder or Group	Number of Shares Beneficially Owned (1)	Percentage of Shares Owned before the Offering
Wiebke Albrecht (2) c/o the Company	1,250,000	29.1%

Kingsgate Development, Ltd. (3)	2,097,200	49.0%
First Floor
17 The Esplanade
St Helier, Jersey JE2 3QA

Eastern Glow Investment, Ltd (4)	898,200	21.1%
PO Box 3152, RG Hodge Plaza,
Second Street, Wickhams Cay 1,
Road Town, Tortola, British Virgin Islands

All Officers and Directors as	1,250,000	29.1%
A Group (1 Persons)

* Less than 5%
(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.
(2) Wiebke Albrecht is the wife of our Chairman/CEO Ruediger Albrecht.
(3) Control person for Kingsgate Development, Ltd, is Michael Bettison.
(4) Control person for Eastern Glow Investment, Ltd, is Chris Ash.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company has issued the following shares to affiliates of the Company; the transactions took place on August 10, 2006.

On January 9, 2007, the Company issued to Wibeke Albrecht, wife of our Chairman/CEO, Ruediger Albrecht, a total of 1,249,900 shares of common stock in exchange for the loan from Ruediger Albrecht to the Company in the amount of $52,862, plus accrued interest, and valued at a conversion of $0.04 per share.

The Company entered into a Consulting Agreement with Kingsgate Development, Ltd, whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by advancing a total of up to $90,000 on behalf of the Company to be used only to pay registration expenses and not to fund future operations. In exchange for its services, on January 9, 2007 Kingsgate was issued 2,097,200 shares of commons stock for a value of $70,000 or $0.033 per share.

The Company entered into a Consulting Agreement with Eastern Glow Investments, Ltd, whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment for a loan to the Company for up to a maximum of $50,000, at LIBOR plus 2.5% for the marketing plan of the Company. In exchange for its services, on January 9, 2007, Eastern Glow was issued 898,800 shares of commons stock for a value of $0.043 per share.

ITEM 13. EXHIBITS

3.1	Articles of Incorporation of the Company (*)
3.2	By-Laws of the Company (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

(*) Previously filed on Form SB-2 on October 18, 2006; file No. 333-138059 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed by Davis Accounting Group, P.C. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2007 was $5,000.

2) Audit-Related Fees

The Company did not engage its principal accountants to provide assurance and related services during the last two fiscal years.

3) Tax Fees

The Company did not engage its principal accountants to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

4) All Other Fees

The Company did not engage its principal accountants to render services to the Company during the last three fiscal years, other than reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Isdera, North America, Inc.

Dated: September 28, 2007	By: / Ruediger Albrecht
Title: President and Principal Accounting/Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ruediger Albrecht	President and Principal	September 28, 2007
Accounting/Financial Officer and Director