Form 10QSB
period 2007-09-30
ISDERA NORTH AMERICA, INC.
filed 2007-11-16
CIK 1375911

OMB APPROVAL
OMB Number 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________  to __________
Commission file number 333-138059

Isdera North America, Inc.

(Exact name of small business issuer as specified in its charter)
New York	11-288589
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Pine Drive
Cold Spring Harbor, New York

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 15, 2007 the registrant had 4,284,400 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Financial Statements-

Balance Sheet as of September 30, 2007	F-2

Statements of Operations for the Three Months Ended September 30, 2007, and 2006, and the Period from Re-entering the Development Stage through September 30, 2007	F-3

Statements of Cash Flows for the Three Months Ended September 30, 2007, and 2006, and the Period from Re-entering the Development Stage through September 30, 2007	F-4

Notes to Financial Statements September 30, 2007, and 2006	F-5

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash in bank	$47

Total current assets	47

Total Assets	$47

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$2,000
Due to related party - Director and stockholder	1,650

Total current liabilities	3,650

Total liabilities	3,650

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.001 per share, 50,000,000 shares
authorized; 4,284,400 shares issued and outstanding	4,284
Additional paid-in capital	166,029
Prior accumulated (deficit)	(53,862)
(Deficit) accumulated during the development stage	(120,054)

Total stockholders' (deficit)	(3,603)

Total Liabilities and Stockholders' (Deficit)	$47

The accompanying notes to financial statements
are an integral part of this balance sheet.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007, AND 2006, AND THE PERIOD FROM
RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH SEPTEMBER 30, 2007
(Unaudited)

			Period From
			Re-entering
			The Development
	Three Months Ended		Stage Through
	September 30,		September 30,
	2007	2006	2007

Revenues	$-	$-	$-

Expenses:
General and administrative -
Legal fees	-	-	50,000
Consulting fees	3,212	-	38,545
Accounting and audit fees	2,000	-	28,020
Transfer agent fees	-	-	1,750
Registration fees	-	329	330
Other	-	-	200
Bank fees	33	-	98

Total general and administrative expenses	5,245	329	118,943

(Loss) from Operations	(5,245)	(329)	(118,943)

Other (Expense)
Interest (expense)	-	-	(956)

Total other (expense)	-	-	(956)

Provision for income taxes		(155)	(155)

Net (Loss)	$(5,245)	$(484)	$(120,054)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(4.84)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	100

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007, AND 2006, AND THE PERIOD FROM RE-ENTERING
THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH SEPTEMBER 30, 2007
(Unaudited)

			Period From
	Three Months Ended		Re-entering
	September 30,		The Development
	2007	2006	September 30, 2007

Operating Activities:
Net (loss)	$(5,245)	$(484)	$(120,054)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting and professional fees paid by issued shares	5,000	-	110,333
Accrued interest expense paid by issued shares	-	-	956
Changes in net assets and liabilities -
Prepaid expenses	3,212	-	3,212
Accrued liabilities	(3,000)	-	2,000

Net Cash (Used in) Operating Activities	(33)	(484)	(3,553)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Director and stockholder	50	650	750
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by Financing Activities	50	650	2,700

Net Increase in Cash	17	166	(853)

Cash - Beginning of Period	30	900	900

Cash - End of Period	$47	$1,066	$47

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$155	$155

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
SEPTEMBER 30, 2007
(Unaudited)

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2007, and for the three-month periods ended September 30, 2007, and 2006, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the three-month periods ended September 30, 2007, and 2006. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the audited financial statements of the Company as of June 30, 2007, filed with the Securities and Exchange Commission (the “SEC”) in its Annual Report on Form 10-KSB for additional information, including significant accounting policies.

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

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(1) Summary of Significant Accounting Policies (Continued)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2007, and 2006.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(1) Summary of Significant Accounting Policies (Continued)

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and expenses for the three months ended September 30, 2007, and 2006, and the period from re-entering the development stage (August 9, 2007) through September 30, 2007. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through September 30, 2007, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans. The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,788,600 shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations. While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

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

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(3) Common Stock

On January 9, 2007, the Company issued 39,000 shares of common stock in connection with a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933 that was offered by the Company at $0.05 per share of common stock for total proceeds of $1,950.

On January 9, 2007, the Company issued 1,249,900 shares of common stock to a Director and shareholder as repayment of a loan. See Note 6 for additional information.

On January 9, 2007, the Company issued 2,097,200 shares of common stock to satisfy the terms of a Consulting Agreement with Kingsgate Development Ltd. See Note 8 for additional information.

On January 9, 2007, the Company issued 898,200 shares of common stock to satisfy the terms of a Consulting Agreement with Eastern Glow Investments, Ltd. See Note 8 for additional information.

The Company completed on May 9, 2007, an activity to submit a Registration Statement on Form SB-2 to the SEC and register 2,788,600 shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

(4) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2007, and 2006, was as follows (using a 22.5 percent effective Federal and state income tax rate):

	2007	2006

Current Tax Provision:
Federal and state-Minimum state tax	$-	$155
Total current tax provision	$-	$155
Deferred Tax Provision:
Federal and state-Loss carryforwards	$1,154	$106
Change in valuation allowance	(1,154)	(106)
Total deferred tax provision	$-	$-

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(4) Income Taxes (Continued)

The Company had deferred income tax assets as of September 30, 2007, as follows:

2007
Loss carryforwards	$39,131
Less - Valuation allowance	(39,131)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2007, the Company had approximately $173,916 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2027.

(5) Related Party Transactions

In August 2006, the Company signed a promissory note with Mr. Ruediger Albrecht, the former President and Director of Isdera, for $52,862. The Company borrowed the money from Mr. Albrecht at various times from 1987 through 2006. The note is dated August 9, 2006, is payable on June 30, 2007, and bears interest at five percent per annum with interesting accruing on September 1, 2006. The promissory note and accrued interest of $956 were satisfied on January 9, 2007, through the issuance of 1,249,900 shares of common stock of the Company.

As of September 30, 2007, the Company owed to a Director and shareholder $1,650 that he loaned to the Company. The loans were provided for working capital purposes, are unsecured, non-interest bearing, and have no terms for repayment.

(6) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company does not believe that the adoption of this standard will have a material impact on the results of operations or financial position.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(6) Recent Accounting Pronouncements (Continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108). SAB No. 108 addressed how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 does not have a material impact on the Company’s results of operations and financial condition. The Company does not believe that the adoption of this standard will have a material impact on the results of operations or financial position.

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

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(6) Recent Accounting Pronouncements (Continued)

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

(7) Commitments and Contingencies

The Company entered into a one-year Consulting Agreement on August 1, 2006, with Kingsgate Development, Ltd. (a British Virgin Islands Corporation, hereinafter referred to as “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company. In exchange for its services, on January 9, 2007, Kingsgate was issued 2,097,200 shares of common stock for a value of $70,000 or $0.033 per share to satisfy this obligation. At that time, Kingsgate owned 49 percent of the issued and outstanding shares of common stock of the Company

On August 1, 2006, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands Corporation, hereinafter referred to as “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded, by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the libor interest rate plus 2.5 percent for the marketing plan of the Company. In exchange for its services, on January 9, 2007, Eastern Glow was issued 898,800 shares of common stock of the Company at $0.043 per share to satisfy this obligation. At that time, Eastern Glow owned 21 percent of the issued and outstanding shares of common stock of the Company.

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(8) Subsequent Events

On October 4, 2007, Cosell Investments, Ltd. (“Cosell”), and two stockholders of the Company, Kingsgate and Eastern Glow (collectively, the “Sellers”), entered into a Stock Purchase Agreement. Pursuant to the terms and conditions of the Stock Purchase Agreement, Cosell acquired from the Sellers 1,495,000 shares of common stock of the Company. As a result of the Stock Purchase Agreement, on October 12, 2007, Cosell acquired approximately 34.9% of the issued and outstanding shares of common stock of the Company directly from the Sellers.

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 1,495,000 shares of common stock of the Company from the Sellers, (i) Cosell’s nominee, Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective October 27, 2007 (ten days after the delivery to the stockholders of the Company of an Information Statement pursuant to Rule 14f). In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company. Jing Jiang is the President of Cosell.

Item 2. Management’s Discussion and Analysis Or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Plan of Operation

We are a New York corporation in the development stage, and have not recognized any revenues since re-entering the development stage (August 9, 2006). Our original business plan was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. We have no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that we sell. Our business was discontinued on about October 6, 1997, and remained dormant until August 6, 2006. As of August 6, 2006, we re-entered the development stage and raised capital through a private placement of our common stock for the purpose of starting a similar business.

We do not have enough cash resources or any revenues to cover expenses for the foreseeable future. We have, since re-entering the development stage, not generated any income from operations, have incurred substantial expenses, and have sustained losses. We expect to incur additional expenses related to our development stage in the foreseeable future, and experience additional losses.

On October 4, 2007, Cosell Investments, Ltd. (“Cosell”), and two of our stockholders, Kingsgate Development, Ltd. and Eastern Glow Investment, Ltd. (collectively, the “Sellers”), entered into a Stock Purchase Agreement. Pursuant to the terms and conditions of the Stock Purchase Agreement, Cosell acquired from the Sellers 1,495,000 shares of our common stock. As a result of the Stock Purchase Agreement, on October 12, 2007, Cosell acquired approximately 34.9% of our issued and outstanding shares of common stock.

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase 1,495,000 shares of our common stock, (i) Cosell’s nominee, Jing Jiang, was appointed to our Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective October 27, 2007 (ten days after the delivery to our stockholders of an Information Statement pursuant to Rule 14f). In addition, Jing Jiang was appointed as our new Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary. Jing Jiang is the President of Cosell.

As a result of the events described above, we expect that our business plan and focus will change in the immediate future. As of November 16, 2007, our new business plan and focus had not been decided by our Board of Directors.

Results of Operations:

Three Months Ended September 30, 2007, and 2006

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006. General and administrative expenses were $5,245 and $329 for the three-month periods ended September 30, 2007, and 2006, respectively. The expenses incurred in 2007 were mainly attributable to professional and consulting fees.

Liquidity and Financial Resources

During the three month ended September 30, 2007, net cash used in operating activities amounted to $(33). The net cash used in operating activities primarily resulted from our net loss of $(5,245) and a decrease in accrued liabilities, offset by consulting and professional fees paid by issued shares and a decrease in prepaid expenses.

Net cash provided by financing activities amounted to $50 and $650 for the three-month periods ended September 30, 2007, and 2006, respectively. The net cash provided resulted from loans from a Director and stockholder of the Company.

As of September 30, 2007, our cash resources amounted to $47. Current liabilities exceeded current assets by $3,603, and our prior accumulated deficit and deficit accumulated since re-entering the development stage amounted to $173,916.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Responsive information previously has been included in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Responsive information previously has been included in a Current Report on Form 8-K.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14 (a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isdera North America, Inc.
Date: November 16, 2007

	By:	/s/ Jing Jiang
Jing Jiang Chief Executive Officer, Chief Financial Officer