Form 10QSB
period 2007-12-31
ISDERA NORTH AMERICA, INC.
filed 2008-02-19
CIK 1375911

OMB APPROVAL
OMB Number 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number 333-138059

Isdera North America, Inc.
(Exact name of small business issuer as specified in its charter)

New York	11-288589
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Pine Drive
Cold Spring Harbor, New York
11724
(561) 971-3385
__________________________________
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of February 15, 2007, the Registrant had         shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006
(Unaudited)

Financial Statements-

Balance Sheet as of December 31, 2007	F-2

Statements of Operations for the Three Months and Six Months Ended December 31, 2007, and 2006, and the Period from Re-entering the Development Stage through December 31, 2007	F-3

Statements of Cash Flows for the Three Months and Six Months Ended December 31, 2007, and 2006, and the Period from Re-entering the Development Stage through December 31, 2007	F-4

Notes to Financial Statements December 31, 2007, and 2006	F-5

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash in bank	$-

Total current assets	-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$2,000

Total current liabilities	2,000

Total liabilities	2,000

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 50,000,000 shares authorized; 4,284,400 shares issued and outstanding	4,284
Additional paid-in capital	179,632
Prior accumulated (deficit)	(53,862)
(Deficit) accumulated during the development stage	(132,054)

Total stockholders' (deficit)	(2,000)

Total Liabilities and Stockholders' (Deficit)	$-

The accompanying notes to financial statements
are an integral part of this balance sheet.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2007, AND 2006, AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH DECEMBER 31, 2007
(Unaudited)

					Period From
					Re-entering
	Three Months Ended		Six Months Ended		The Development
	December 31,		December 31,		Stage Through
	2007	2006	2007	2006	December 31, 2007

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	10,000	-	10,000	50,000	60,000
Consulting fees	-	-	3,212	16,061	38,545
Accounting and audit fees	2,000	-	4,000	21,020	30,020
Transfer agent fees	-	-	-	-	1,750
Registration fees	-	-	-	329	330
Other	-	-	-	-	200
Bank fees	-	-	33	-	98

Total general and administrative expenses	12,000	-	17,245	87,410	130,943

(Loss) from Operations	(12,000)	-	(17,245)	(87,410)	(130,943)

Other (Expense)
Interest (expense)	-	-	-	(881)	(956)

Total other (expense)	-	-	-	(881)	(956)

Provision for income taxes		(155)		(155)	(155)

Net (Loss)	$(12,000)	$(155)	$(17,245)	$(88,446)	$(132,054)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(1.55)	$(0.00)	$(884.46)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,284,400	100	4,284,400	100

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007, AND 2006, AND THE PERIOD FROM
RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH DECEMBER 31, 2007
(Unaudited)

			Period From
			Re-entering
	Six Months Ended		The Development
	December 31,		Stage Through
	2007	2006	December 31, 2007

Operating Activities:
Net (loss)	$(17,245)	$(88,446)	$(132,054)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Consulting and professional fees paid by issued shares	-	-	105,333
Accrued interest expense paid by issued shares	-	-	956
Changes in net assets and liabilities -
Prepaid expenses	3,212	-	3,212
Accrued liabilities	(3,000)	881	2,000
Net Cash (Used in) Operating Activities	(17,033)	(87,565)	(20,553)

Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Director and stockholder	17,050	650	17,750
Repayment of related party loans	(47)	(1,950)	(47)
Due to consultants	-	86,061	-
Common stock subscribed - 32,000 shares		1,950	-
Issuance of common stock for cash	-	-	1,950
Net Cash Provided by Financing Activities	17,003	86,711	19,653
Net Increase in Cash	(30)	(854)	(900)
Cash - Beginning of Period	30	900	900
Cash - End of Period	$-	$46	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$155	$155

Supplemental Information of Noncash Investing and Financing Activities:

On January 9, 2007, a loan to the Company of $52,862 by a Director and stockholder, plus accrued interest of $956, was satisfied with the issuance of 1,249,900 shares of common stock.

On January 9, 2007, the Company issued 2,097,200 shares of common stock for consulting services of $70,000 performed in agreement with a Consulting Agreement dated August 10, 2006.

On January 9, 2007, the Company issued 898,200 shares of common stock for consulting services of $38,545 performed in agreement with a Consulting Agreement dated August 10, 2006.

During the period ended September 30, 2007, a Director and shareholder forgave the Company of a related party debt in the amount of $5,000.

During the period ended December 31, 2007, a Director and shareholder forgave the Company of a related party debt in the amount of $13,603.

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

General Organization and Business

Isdera North America, Inc. (“Isdera” or the “Company”) is a New York corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of New York on October 20, 1987. The original business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. The Company has no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that the Company sells. The business was discontinued on about October 6, 1997, and remained dormant until August 9, 2006. As of August 9, 2006, the Company re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. The accompanying financial statements of Isdera were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of December 31, 2007, and for the three-month and six-month periods ended December 31, 2007, and 2006, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2007, and the results of its operations and its cash flows for the three-month and six-month periods ended December 31, 2007, and 2006. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of June 30, 2007, filed with the SEC in its Annual Report on Form 10-KSB for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred, provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2007, and 2006.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the three-month and six-month periods ended December 31, 2007, and 2006, and the period from re-entering the development stage (August 9, 2007) through December 31, 2007. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through December 31, 2007, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans. The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,788,600 shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations. While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

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

On January 9, 2007, the Company issued 1,249,900 shares of common stock to a Director and shareholder as repayment of a loan. See Note 5 for additional information.

On January 9, 2007, the Company issued 2,097,200 shares of common stock to satisfy the terms of a Consulting Agreement with Kingsgate Development Ltd. See Note 7 for additional information.

On January 9, 2007, the Company issued 898,200 shares of common stock to satisfy the terms of a Consulting Agreement with Eastern Glow Investments, Ltd. See Note 7 for additional information.

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

On October 4, 2007, Cosell Investments, Ltd. (the “Buyer”), and two stockholders of the Company, Kingsgate Development, Ltd. and Eastern Glow Investment, Ltd. (collectively, the “Sellers”), entered into a Stock Purchase Agreement. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 1,495,000 shares of common stock of the Company. As a result of the Stock Purchase Agreement, on October 12, 2007, the Buyer acquired approximately 34.9% of the issued and outstanding shares of common stock of the Company directly from the Sellers.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 1,495,000 shares of common stock of the Company from the Sellers, (i) the Buyers’ nominee, Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective as of ten days after the delivery to the stockholders of the Company of an Information Statement pursuant to Rule 14f. In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

(4) Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2007, and 2006, was as follows (using a 22.5 percent effective Federal and state income tax rate):

	2007	2006

Current Tax Provision:
Federal and state-
Minimum state tax	$-	$155

Total current tax provision	$-	$155

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$3,880	$19,900
Change in valuation allowance	(3,880)	(19,900)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, as follows:

2007

Loss carryforwards	$41,831
Less - Valuation allowance	(41,831)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $185,916 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2027.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

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

During the period ended December 31, 2007, advances for working capital purposes from a Director and stockholder of the Company were received and subsequently partially repaid by the Company. On December 31, 2007, the Director and stockholder forgave the Company of the debt due in the amount of $18,603. The amount forgiven was recorded as additional paid-in capital.

(6) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN No. 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements; however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addressed how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

(7) Commitments and Contingencies

The Company entered into a one-year Consulting Agreement on August 1, 2006, with Kingsgate Development, Ltd. (a British Virgin Islands corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company. In exchange for its services, on January 9, 2007, Kingsgate was issued 2,097,200 shares of common stock for a value of $70,000 or $0.033 per share to satisfy this obligation. At that time, Kingsgate owned 49 percent of the issued and outstanding shares of common stock of the Company

On August 1, 2006, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the libor interest rate plus 2.5 percent for the marketing plan of the Company. In exchange for its services, on January 9, 2007, Eastern Glow was issued 898,800 shares of common stock of the Company at $0.043 per share to satisfy this obligation. At that time, Eastern Glow owned 21 percent of the issued and outstanding shares of common stock of the Company.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain statements contained in this Report, including statements concerning the Company’s future and financing requirements, the Company’s ability to obtain market acceptance of its products and the competitive market for sales of small production businesses and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward-looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in any of the Company’s Registration Statements under the heading “Risk Factors” or any other such heading. In addition, historical performance of the Company should not be considered as an indicator for future performance, and as such, the future performance of the Company may differ significantly from historical performance.

Critical Accounting Policies and Estimates

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

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the three-month and six-month periods ended December 31, 2007, and 2006, and the period from re-entering the development stage (August 9, 2007) through December 31, 2007. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

On October 4, 2007, Cosell Investments, Ltd. (the “Buyer”), and two of our stockholders, Kingsgate Development, Ltd. and Eastern Glow Investment, Ltd. (collectively, the “Sellers”), entered into a Stock Purchase Agreement. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 1,495,000 shares of our common stock. As a result of the Stock Purchase Agreement, on October 12, 2007, the Buyer acquired approximately 34.9% of our issued and outstanding shares of common stock.

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase 1,495,000 shares of our common stock, (i) the Buyers’ nominee, Jing Jiang, was appointed to our Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective as of ten days after the delivery to our stockholders of an Information Statement pursuant to Rule 14f. In addition, Jing Jiang was appointed as our new Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary.

As a result of the events described above, we expect that our Business Plan and focus will change in the immediate future. As of February 15, 2007, our new Business Plan and focus had not been decided by our Board of Directors.

Results of Operations:

Three Months Ended December 31, 2007, and 2006

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006. General and administrative expenses were $12,000 and $0 for the three-month periods ended December 31, 2007, and 2006, respectively. The expenses incurred in 2007 were mainly attributable to professional and audit fees.

Six Months Ended December 31, 2007, and 2006

We did not generate any revenues for the six-month periods ended December 31, 2007, and 2006, respectively. General and administrative expenses were $17,245 and $87,410 for the six-month periods ended December 31, 2007, and 2006, respectively. The expenses incurred in 2007 and 2006 were mainly attributable to professional, consulting, and audit fees.

Liquidity and Financial Resources

During the six months ended December 31, 2007, net cash used in operating activities amounted to $(17,033). The net cash used in operating activities primarily resulted from our net loss of $(17,245) and a decrease in prepaid expenses and accrued liabilities.

Net cash provided by financing activities amounted to $17,003 and $86,711 for the six-month periods ended December 31, 2007, and 2006, respectively. The net cash provided resulted from loans from consultants and a Director and stockholder of the Company.

As of December 31, 2007, our cash resources amounted to $0. Current liabilities exceeded current assets by $2,000, and our prior accumulated deficit and deficit accumulated since re-entering the development stage amounted to $(185,916).

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

Isdera North America, Inc.
Date: February 15, 2008

	By:	/s/ Jing Jiang
Jing Jiang Chief Executive Officer, Chief Financial Officer