Form 10QSB
period 2008-03-31
ISDERA NORTH AMERICA, INC.
filed 2008-05-15
CIK 1375911

OMB APPROVAL
OMB Number 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to
Commission file number	333-138059

Isdera North America, Inc.

(Exact name of small business issuer as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-288589 (IRS Employer Identification No.)

50 Pine Drive
Cold Spring Harbor, New York

__________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of May 12, 2008, the Registrant had 4,284,400 shares of common stock outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheet as of March 31, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended March 31, 2008,
and 2007, and the Period from Re-entering the Development Stage through
March 31, 2008	F-3

Statements of Cash Flows for the Three Months and Nine Months Ended March 31, 2008,
and 2007, and the Period from Re-entering the Development Stage through
March 31, 2008	F-4

Notes to Financial Statements March 31, 2008, and 2007	F-5 - F-12

ISDERA NORTH AMERICA, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET (NOTE 2) AS OF MARCH 31, 2008 (Unaudited)

ASSETS
2008
Current Assets:
Cash in bank	$-
Total current assets	-
Total Assets	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$2,000
Total current liabilities	2,000
Total liabilities	2,000

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 50,000,000 shares
authorized; 4,284,400 shares issued and outstanding	4,284
Additional paid-in capital	181,632
Prior accumulated (deficit)	(53,862)
(Deficit) accumulated during the development stage	(134,054)
Total stockholders' (deficit)	(2,000)
Total Liabilities and Stockholders' (Deficit)	$-

The accompanying notes to financial statements
are an integral part of this balance sheet.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008, AND 2007, AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH MARCH 31, 2008
(Unaudited)

					Period From
					Re-entering
	Three Months Ended		Nine Months Ended		The Development Stage Through
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative -
Legal fees	-	-	10,000	50,000	60,000
Consulting fees	-	19,273	3,212	35,333	38,545
Accounting and audit fees	2,000	-	6,000	21,020	32,020
Transfer agent fees	-	1,750	-	1,750	1,750
Registration fees	-	-	-	330	330
Other	-	200	-	200	200
Bank fees	-	33	33	32	98
Total general and administrative expenses	2,000	21,256	19,245	108,665	132,943
(Loss) from Operations	(2,000)	(21,256)	(19,245)	(108,665)	(132,943)
Other (Expense)
Interest (expense)	-	(75)	-	(956)	(956)
Total other (expense)	-	(75)	-	(956)	(956)
Provision for income taxes	-	-	-	(155)	(155)
Net (Loss)	$(2,000)	$(21,331)	$(19,245)	$(109,776)	$(134,054)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.09)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	3,906,573	4,284,400	1,282,263

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MOUTHS ENDED MARCH 31, 2008, AND 2007, AND
THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006)
THROUGH MARCH 31, 2008
(Unaudited)

			Period From
			Re-entering
	Nine Months Ended		The Development
	March 31,		Stage Through
	2008	2007	March 31, 2008

Operating Activities:
Net (loss)	$(19,245)	$(109,776)	$(134,054)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting and professional fees paid by issued shares	-	108,545	108,545
Accrued interest expense paid by issued shares	-	956	956
Changes in net assets and liabilities -
Prepaid expenses	3,212	(3,212)	-
Accrued liabilities	2,000	-	2,000

Net Cash (Used in) Operating Activities	(14,033)	(3,487)	(22,553)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Due to related party - Director and stockholder	14,050	2,600	21,700
Repayment of related party loans - Director and stockholder	(47)	(1,950)	(1,997)
Due to consultants	-	-	-
Common stock subscribed - 32,000 shares			-
Issuance of common stock for cash	-	1,950	1,950
Net Cash Provided by Financing Activities	14,003	2,600	21,653

Net Increase in Cash	(30)	(887)	(900)
Cash - Beginning of Period	30	900	900
Cash - End of Period	$-	$13	$-
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$155

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

During the period ended March 31, 2008, a Director and shareholder forgave the Company of a related party debt in the amount of $2000.

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(1) Summary of Significant Accounting Policies

 General Organization and Business

Isdera North America, Inc. (“Isdera” or the “Company”) is a New York corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of New York on October 19, 1987. The original business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. The Company has no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that the Company sells. The business was discontinued on about October 6, 1997, and remained dormant until August 9, 2006. As of August 9, 2006, the Company re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. The accompanying financial statements of Isdera were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the three-month and nine-month periods ended March 31, 2008, and 2007, and for the period from re-entering the development stage (August 9, 2006) through March 31, 2008, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the three-month and nine-month periods ended March 31, 2008, and for the period from re-entering the development stage (August 9, 2006) through March 31, 2008. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of June 30, 2007, filed with the SEC in its Annual Report on Form 10-KSB for additional information, including significant accounting policies.

  Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2008.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the three-month and nine-month periods ended March 31, 2008, and the period from re-entering the development stage (August 9, 2006) through March 31, 2008. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through March 31, 2008, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans. The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,788,600 shares of common stock on behalf of selling stockholders. The Company did not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations. While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

On January 9, 2007, the Company issued 2,097,200 shares of common stock to satisfy the terms of a Consulting Agreement with Kingsgate Development, Ltd. See Note 7 for additional information.

On January 9, 2007, the Company issued 898,200 shares of common stock to satisfy the terms of a Consulting Agreement with Eastern Glow Investments, Ltd. See Note 7 for additional information.

The Company completed, on May 9, 2007, an activity to submit a Registration Statement on Form SB-2 to the SEC and register 2,788,600 shares of common stock on behalf of selling stockholders. The Company did not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 1,495,000 shares of common stock of the Company from the Sellers, (i) the Buyers’ nominee, Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective as of 10 days after the delivery to the stockholders of the Company of an Information Statement pursuant to Rule 14f. In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

(4) Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2008, and 2007, was as follows (using a 22.5 percent effective Federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Minimum state tax	$-	$155
Total current tax provision	$-	$155

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$4,330	$24,650
Change in valuation allowance	(4,330)	(24,650)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2008, as follows:

2007

Loss carryforwards	$42,281
Less - Valuation allowance	(42,281)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2008, the Company had approximately $187,916 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2028.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

During the period ended March 31, 2008, advances for working capital purposes from a Director and stockholder of the Company were received and subsequently partially repaid by the Company. During the period ended March 31, 2008, the Director and stockholder forgave the Company of the debt due in the amount of $20,603. The amount forgiven was recorded as additional paid-in capital.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

FASB No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not believe that this new pronouncement will have any impact on its financial position or results of operations.

(7) Commitments and Contingencies

The Company entered into a one-year Consulting Agreement on August 10, 2006, with Kingsgate Development, Ltd. (a British Virgin Islands corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company. In exchange for its services, on January 9, 2007, Kingsgate was issued 2,097,200 shares of common stock for a value of $70,000 or $0.033 per share to satisfy this obligation. At that time, Kingsgate owned 49 percent of the issued and outstanding shares of common stock of the Company

On August 10, 2006, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd, (a British Virgin Islands corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000, at the libor interest rate plus 2.5 percent for the marketing plan of the Company. In exchange for its services, on January 9, 2007, Eastern Glow was issued 898,800 shares of common stock of the Company at $0.043 per share to satisfy this obligation. At that time, Eastern Glow owned 21 percent of the issued and outstanding shares of common stock of the Company.

(8) Subsequent Events

On May 2, 2008, the Company filed a Proxy Statement on Schedule 14A with the SEC. On May 29, 2008, the Company will hold a meeting of shareholders to vote upon the change of the state of incorporation of the Company from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary, and to amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 to 500,000,000. The shareholders will also vote to amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31.

Item 2. Management’s Discussion and Analysis Or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase 1,495,000 shares of our common stock, (i) Cosell’s nominee, Jing Jiang, was appointed to our Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective October 27, 2007 (10 days after the delivery to our stockholders of an Information Statement pursuant to Rule 14f). In addition, Jing Jiang was appointed as our new Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary. Jing Jiang is the President of Cosell.

We have called a special meeting of our shareholders scheduled for May 29, 2008 (PR China), to consider and vote upon: (1) the approval of our change in the state of incorporation from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary pursuant to an agreement and plan of merger; (2) amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 to 500,000,000; and (3) amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31.

As a result of the events described above, we expect that our business plan and focus will change in the immediate future. As of May 13, 2008, our new business plan and focus had not been decided by our Board of Directors.

Results of Operations:

Three Months Ended March 31, 2008, and 2007

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006. General and administrative expenses were $2,000 and $21,256 for the three-month periods ended March 31, 2008, and 2007, respectively. The expenses incurred in 2008 were mainly attributable to accounting and audit fees.

Nine Months Ended March 31, 2008, and 2007

We did not generate any revenues for the nine-month periods ended March 31, 2008, and 2007, respectively. General and administrative expenses were $19,245 and $108,665 for the nine-month periods ended March 31, 2008, and 2007, respectively. The expenses incurred in 2008 were mainly attributable to legal, consulting, and audit fees.

Liquidity and Financial Resources

During the nine months ended March 31, 2008, net cash used in operating activities amounted to $(14,033). The net cash used in operating activities primarily resulted in our net loss of $(19,245) and a decrease in prepaid expenses and accrued liabilities.

Net cash provided by financing activities amounted to $14,003 and $2,600 for the nine-month periods ended March 31, 2008, and 2007, respectively. The net cash provided resulted from the related party loan - Director and stockholder.

As of March 31, 2008, our cash resources amounted to $0. Current liabilities exceed current assets by $2,000, and our prior accumulated deficit and deficit accumulated since re-entering the development stage amounted to $(187,916).

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the end of the period covered by this Report, our Chief Executive Officer/Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer/Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14 (a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Isdera North America, Inc.
Date: May 15, 2008 By:	/s/
Jing Jiang Chief Executive Officer, Chief Financial Officer