Form 10QSB
period 2008-06-30
ISDERA NORTH AMERICA, INC.
filed 2008-08-20
CIK 1375911

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number 3235-0416
Washington, D.C. 20549	Expires: April 30, 2010
Estimated average burden hours
FORM 10-QSB	per response: 182

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to
Commission file number	333-138059

Isdera North America, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	11-288589
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Pine Drive
Cold Spring Harbor, New York

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 19, 2008, the Registrant had 4,284,400 shares of common stock outstanding.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheets as of June 30, 2008, and December 31, 2007	F-2

Statements of Operations for the Three Months and Six Months Ended June 30, 2008, and
2007, and the Period from Re-entering the Development Stage through June 30, 2008	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2008, and 2007, and the
Period from Re-entering the Development Stage through June 30, 2008	F-4

Notes to Financial Statements June 30, 2008, and 2007	F-5

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007
ASSETS
Current Assets:
Cash in bank	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$11,409	$2,000
Due to related party - Stockholder	42,871	12,000

Total current liabilities	54,280	14,000

Total liabilities	54,280	14,000

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.001 per share, 500,000,000 shares
authorized; 4,284,400 shares issued and outstanding	4,284	4,284
Additional paid-in capital	167,632	167,632
Prior accumulated (deficit)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(172,334)	(132,054)

Total stockholders' (deficit)	(54,280)	(14,000)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes to financial statements
are an integral part of these balance sheets.

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007, AND THE
PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH JUNE 30, 2008
(Unaudited)

					Period From
					Re-entering
	Three Months Ended		Six Months Ended		The Development
	June 30,		June 30,		Stage Through
	2008	2007	2008	2007	June 30, 2008

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	30,011	-	30,011	-	90,011
Consulting fees	-	-	-	19,273	38,545
Accounting and audit fees	2,500	5,000	4,500	5,000	34,520
Transfer agent fees	3,654	-	3,654	1,750	5,404
Registration fees	2,115	-	2,115	-	2,445
Other	-	-	-	200	200
Bank fees	-	33	-	65	98

Total general and administrative expenses	38,280	5,033	40,280	26,288	171,223

(Loss) from Operations	(38,280)	(5,033)	(40,280)	(26,288)	(171,223)

Other (Expense)
Interest (expense)	-	(75)	-	(75)	(956)

Total other (expense)	-	(75)	-	(75)	(956)

Provision for income taxes	-	-	-	-	(155)

Net (Loss)	$(38,280)	$(5,108)	$(40,280)	$(26,363)	$(172,334)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	4,284,400	4,284,400	4,095,039

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, AND 2007, AND THE PERIOD FROM RE-ENTERING THE
DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH JUNE 30, 2008
(Unaudited)

			Period From
			Re-entering
	Six Months Ended		The Development
	June 30,		Stage Through
	2008	2007	June 30, 2008

Operating Activities:
Net (loss)	$(40,280)	$(26,363)	$(172,334)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting and professional fees paid by issued shares	-	22,484	108,545
Accrued interest expense paid by issued shares	-	956	956
Changes in net assets and liabilities -
Prepaid expenses	-	(3,212)	-
Accrued liabilities	9,409	4,119	11,409

Net Cash (Used in) Operating Activities	(30,871)	(2,016)	(51,424)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Director and stockholder	30,871	2,000	50,571
Repayment of related party loans - Director and stockholder	-	-	(1,997)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by Financing Activities	30,871	2,000	50,524

Net Increase in Cash	-	(16)	(900)

Cash - Beginning of Period	-	46	900

Cash - End of Period	$-	$30	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$155	$155

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

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

General Organization and Business

Isdera North America Inc. (“Isdera” or the “Company”) is a Nevada corporation (formerly a New York corporation – see Note 8) in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of New York on October 20, 1987. The original business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. The Company has no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that the Company sells. The business was discontinued on about October 6, 1997, and remained dormant until August 9, 2006. As of August 9, 2006, the Company re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. The accompanying financial statements of Isdera were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of June 30, 2007, filed with the SEC in its Annual Report on Form 10-KSB for additional information, including significant accounting policies.

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

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2008, and 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the three months and six months ended June 30, 2008, and 2007, and the period from re-entering the development stage (August 9, 2007) through June 30, 2008. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through June 30, 2008, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans. The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,788,600 shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations. While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

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

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
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

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(4) Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2008, and 2007, was as follows (using a 22.5 percent effective Federal and state income tax rate):

	2008	2007

Current Tax Provision:
Federal and state-
Minimum state tax	$-	$155

Total current tax provision	$155	$155

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$9,063	$5,914
Change in valuation allowance	(9,063)	(5,914)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2008, as follows:

2008

Loss carryforwards	$50,894
Less - Valuation allowance	(50,894)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2008, the Company had approximately $172,334 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2028.

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

During the period ended September 30, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $5,000. The amount forgiven was recorded as additional paid-in capital.

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

As of June 30, 2008, the Company owed to a stockholder $42,871 that was loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(6) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value of Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that the adoption of this standard will have a material impact on the results of operations or financial position.

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

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

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

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of Isdera does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

ISDERA NORTH AMERICA INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(8) Changes in State of Incorporation, Common Stock and Year End

On May 2, 2008, the Company filed a Proxy Statement on Schedule 14A with the SEC. On May 29, 2008, the Company held a meeting of stockholders to vote upon the change of the state of incorporation of the Company from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary, and to amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 to 500,000,000. The shareholders also voted to amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31.

On June 24, 2008, the Company filed a Current Report on Form 8-K with the SEC and disclosed that on May 29, 2008, the shareholders of the Company approved the changes mentioned above. The 8-K also disclosed that on June 16, 2008, the Company entered into the Plan of Merger with its wholly owned subsidiary Isdera North America, Inc. (a Nevada Corporation) to accomplish the Reincorporation from New York to Nevada. The Company is awaiting confirmation from the OTC Bulletin Board regarding these changes.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report.

Forward-Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy, and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Plan of Operation

We are a Nevada corporation in the development stage, and have not recognized any revenues since re-entering the development stage (August 9, 2006). Our original business plan was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. We have no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that we sell. Our business was discontinued on about October 6, 1997, and remained dormant until August 6, 2006. As of August 6, 2006, we re-entered the development stage and raised capital through a private placement of our common stock for the purpose of starting a similar business.

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

On May 29, 2008 (PR China), we held a special meeting of our shareholders, where a majority of our shareholders approved the following actions (which have all been taken): (1) change in the state of incorporation from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary pursuant to an agreement and plan of merger; (2) amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 to 500,000,000; and (3) amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31.

As a result of the events described above, we expect that our business plan and focus will change in the immediate future. As of August 19, 2008, our new business plan and focus had not been decided by our Board of Directors.

Results of Operations: (CONFIRM WITH TED AS FAR AS TIME FRAMES TO DISCUSS)

Three Months Ended June 30, 2008, and 2007

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006. General and administrative expenses were $38,280 and $5,033 for the three-month periods ended June 30, 2008, and 2007, respectively. The expenses incurred in 2008 were mainly attributable to legal fees.

Six Months Ended June 30, 2008, and 2007

We did not generate any revenues for the six-month periods ended June 30, 2008, and 2007, respectively. General and administrative expenses were $40,280 and $26,288 for the six-month periods ended June 30, 2008, and 2007, respectively. The expenses incurred in 2008 were mainly attributable to legal, consulting, and audit fees.

Liquidity and Financial Resources

During the six months ended June 30, 2008, net cash used in operating activities amounted to $(30,871). The net cash used in operating activities primarily resulted in our net loss of $(40,280) and an increase in accrued liabilities.

Net cash provided by financing activities amounted to $30,871 and $2,000 for the six-month periods ended June 30, 2008, and 2007, respectively. The net cash provided resulted from the related party loan - Director and stockholder.

As of June 30, 2008, our cash resources amounted to $0. Current liabilities exceed current assets by $54,280, and our prior accumulated deficit and deficit accumulated since re-entering the development stage amounted to $(226,334).

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the end of the period covered by this Report, our Chief Executive Officer/Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer/Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

On May 29, 2008 the shareholders of the Company, at a special meeting of the shareholders, approved the following actions: (1) change in the state of incorporation of the Company from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary (the “Reincorporation”), pursuant to an agreement and plan of merger (the “Plan of Merger”); (2) amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 to 500,000,000; and (3) amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31.

For the first proposal, to approve our proposed change in our state of incorporation from New York to Nevada, we received proxies totaling 3,175,400 shares (or 74% of total shares outstanding), all of which approved the proposal.

For the second proposal, to approve the amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock to 500,000,000, we received proxies totaling 3,175,400 shares (or 74% of total shares outstanding), all of which approved the proposal.

For the third proposal, to approve the amendment to our Bylaws to change the fiscal year end to December, we received proxies which totaling 3,175,400 shares (or 74% of total shares outstanding), all of which approved the proposal.

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

Isdera North America, Inc.
Date: August ____, 2008

	By:	/s/
Jing Jiang Chief Executive Officer, Chief Financial Officer