Form 10KSB
period 2007-12-31
ISDERA NORTH AMERICA, INC.
filed 2008-09-19
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-KSB

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from June 30, 2007, to December 31, 2007

Commission file number: 333-138059

Isdera North America, Inc.
(Name of Small Business Issuer in Its Charter)

NEVADA	11-288589
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Pine Drive
Cold Spring Harbor New York 11724
(Address of Principal Executive Offices, including zip code.)

(516) 971-3385
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State issuer’s revenues for the year ended June 30, 2007: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 12, 2008, the value was $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 12, 2008, there were 4,284,400 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Forward-Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

Isdera, North America, Inc. (“We,” “Our,” “Isdera,” or the “Company”) is a Nevada corporation (formerly a New York corporation) in the development stage and has not commenced operations. We were incorporated under the laws of the State of New York on October 20, 1987. Our original business plan was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. We had no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that we sell. The business was discontinued on about October 6, 1997, and remained dormant until August 9, 2006. As of August 9, 2006, we re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. However, the Company has yet to begin operations and will remain in a dormant state until management of the Company determines a new direction.

On October 4, 2007, Cosell Investments, Ltd. (the “Buyer”), and two stockholders of the Company, Kingsgate Development, Ltd. and Eastern Glow Investment, Ltd. (collectively, the “Sellers”), entered into a Stock Purchase Agreement. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 1,495,000 shares of common stock of the Company. As a result of the Stock Purchase Agreement, on October 12, 2007, the Buyer acquired approximately 34.9% of the issued and outstanding shares of common stock of the Company directly from the Sellers. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 1,495,000 shares of common stock of the Company from the Sellers, (i) the Buyers’ nominee, Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company. In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

On May 29, 2008, we held a meeting of stockholders, wherein the shareholders approved the following: change of the state of incorporation of the Company from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary (the “Reincorporation”); amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 shares to 500,000,000 shares; and amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31. On June 16, 2008, we entered into a Plan of Merger with our wholly owned subsidiary Isdera, North America, Inc. (a Nevada Corporation) to accomplish the Reincorporation from New York to Nevada.

We currently do not have any business operations. For the near future, the Company will continue in this status.

Employees

Currently, the Company has no employees.

Risk Factors

Risks associated with our Common Stock

There is a limited public market for our common stock.

There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market.

Our common stock is currently quoted on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock.

There are no plans for paying dividends on common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the operation of our business. We do not intend to declare or pay any dividends in the foreseeable future. Therefore there can be no assurance that holders of commons tock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any land and buildings.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to any pending legal proceeding. The Company’s management does not believe that there are any proceedings to which any Director, officer, or affiliate of the Company, any owner of record of beneficially held or owner of more than five percent (5%) of the Company’s common stock, or any associate of any such Director, officer, affiliate of the Company, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 29, 2008, at a meeting of our stockholders, stockholders who own 3,175,400 shares of the Company’s common stock, (then representing approximately 74.1% of the outstanding shares of the Company’s common stock), approved the following actions: (1) change in the state of incorporation of the Company from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary, pursuant to an agreement and plan of merger; (2) amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 shares to 500,000,000 shares; and (3) amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted through the Over-The-Counter Bulletin Board commencing on July 9, 2007, under the symbol “INAI.OB.” There has not been a trade in our shares of Common Stock.

Stockholders

As of the close of business on June 30, 2008, there were approximately 51 holders of record of the Company’s common stock. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements, and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

During the period covered by this Report, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Repurchase of Securities

We did not repurchase any of shares of our common stock during the period covered by this report.

Recent Sales of Unregistered Securities

All equity securities sold by us during the period covered by this Report previously has been included on a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K.

Forward-Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis or Plan of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-KSB.

Revenue

We are a development company, and have not generated any revenues since re-entering the development stage on August 6, 2006.

Operating Income

We have had no revenues but have incurred general and administrative expenses of $17,245 and $87,410 for the six-month periods ended December 31, 2007, and 2006. We had operating losses of $17,245 and $87,410 for the six months ended December 31, 2007, and 2006.

Net (Loss)

During the six-month periods ended December 31, 2007, and 2006, the Company had net losses of $17,245 and $88,446.

Financial Condition

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our sales and marketing plan will not be able to be completed. This would significantly hamper out efforts to enter into the sales niche as and when we would like.

Liquidity and Capital Resources

During the six months ended December 31, 2007, and 2006, net cash used in operating activities amounted to $17,033 and $87,565, respectively. The net cash used in operating activities primarily resulted from our net losses of $17,245 and $88,446.

Net cash provided by financing activities amounted to $17,003 and $86,711 for the six-month periods ended December 31, 2007, and 2006, respectively. The net cash provided resulted from the related party loan – Director and stockholder in 2007 and from the consultants in 2006.

As of December 31, 2007, and 2006, our cash resources amounted to $0 and $46. Current liabilities exceed current assets by $14,000 and $139,372, respectively, and our prior accumulated deficit and deficit accumulated since re-entering the development stage amounted to $53,862 and $132,054, respectively.

Plan of Operations

The original business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker GMBH. After re-entering the development stage, the Company intended to start a similar business. However, the Company has yet to begin operations and will remain in a dormant state until management of the Company determines a new direction.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, other than the inability to sell lour products and services.

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Davis Accounting Group P.C. is our registered independent auditor. During the period covered by this report there have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Transition Report on Form 10-KSB, our principal executive officer/ principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2007, through the date of the filing of this Transition Report of Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB but not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our officers and Directors as of September 12, 2008.

Name	Age	Position
Jing Jiang	25	Chief Executive Officer, Chief Financial Officer, Secretary

Ms. Jiang, born in February 1982, age 25, has been employed as an internal auditor by Shanghai Bao Gang Group Limited from July 2004 until September 2006, where she audited and oversaw the company’s accounting transactions. She was then employed as the director and President by Cosell Investments Limited from February 2007 until present.

Ms. Jiang is a Director with one other reporting company in the United States (Best Care, Inc.). There are no family relationships between Ms. Jiang and the Directors, executive officers, or persons nominated or chosen by the Registrant to become Directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Registrant was or is to be a party, in which Ms. Jiang (or any member of her immediate family) had or is to have a direct or indirect material interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our sole officer and director: has not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which (s)he was a general partner at or within two years before the time of such filing, or any corporation or business association of which (s)he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting their respective activities.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Company expects to prepare a Code of Ethics in the near future.

Meetings of Our Board of Directors

Our Board of Directors did not hold any meetings during the period covered by this Report. Various matters were approved by consent resolution, which in each case was signed by each of the members of the Board then serving.

Committees of the Board

Compensation Committee

We do not currently have a compensation committee. Since our common stock is quoted on the OTC Bulletin Board, our Board has no plans or need to establish a compensation committee to determine guidelines for determining the compensation of its executive officers or Directors, who currently serve without compensation. For similar reasons, we have not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the registered independent auditors, reviews with management and the registered independent auditors our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the registered independent auditor and the performance of the registered independent auditor.

We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available, and at such time the Company's Board of Directors will establish the Audit Committee. The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish the committees.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the fiscal years ended June 30, 2007, and from January 1, 2008, through June 30, 2008, paid by the Company to all individuals serving as the Company’s chief executive officer or acting in a similar capacity, regardless of compensation level. During the last completed fiscal year, the Company did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

		Annual Compensation				Long Term Compensation
						Restricted		LTIP
					Other Annual	Stock	Options/	payouts	All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	($)	Compensation
Ruediger Albrecht (1)	Former President CEO, CFO Chairman	2007	$0	0	0	0	0	0	0
Jing Jiang (2)	Current	2008	$0	0	0	0	0	0	0
	CEO, CFO Secretary	2007	$0	0	0	0	0	0	0

(1)	Mr. Albrecht resigned as President, CEO, and CFO on October 12, 2007.
(2)	Ms. Jiang became CEO, CFO and Secretary on October 12, 2007.

To date, no compensation has been awarded to, earned by or paid to Ms. Jiang, in her capacity as Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Secretary of the Company.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to any executive officer or any director during the period covered by this Report.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

During the period covered by this Report, the Directors of the Company have not received compensation for serving as Directors, but have been reimbursed for expenses incurred in attending board meetings.

Employment contracts and termination of employment and change-in-control arrangements

We do not have any employment contracts with any of our Directors and officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of September 12, 2008, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Companyas a group:

	Amount and
	Nature of
	Beneficial	Percentage of
Name and Address of Beneficial Owner (1)	Ownership	Common Stock(3)

Jing Jiang (2) PO Box 031-114 Shennan Zhong Road Shenzhen City PR China 518031	1,495,000	34.8%

Ruediger Albrecht 811 Chicago Avenue, Suite 803 Evanston, IL 60202	0	—
All directors and executive officers as a group (2 persons)	1,495,000	34.8%

(1)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.
(2)	Shares are held in the name of Cosell Investments, Ltd. Ms. Jiang is the President and sole stockholder of Cosell Investments, Ltd. Ms. Jiang is CEO, CFO and Secretary of the Company.
(3)	Based on 4,248,400 shares of Common Stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

Except as otherwise disclosed herein or incorporated herein by reference, there have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any Director or executive officer of the Company, any nominee for election as a Director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

Independent Directors

None.

ITEM 13. EXHIBITS.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following represents fees for professional audit services rendered by Davis Accounting Group P.C. (“Davis Accounting”) for the audit of our annual financial statements for the period from January 1, 2008, to June 30, 2008.

Audit Fees

The aggregate fees billed by our registered independent auditors, Davis Accounting Group P.C., for professional services rendered for the audit of our financial statements for the transition period ended December 31, 2007, were $4,000.

Audit Related Fees

The aggregate fees billed by our registered independent auditors, Davis Accounting Group P.C., for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $0 for the six months ended December 31, 2007.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during the six months ended December 31, 2007.

All Other Fees

Our registered independent auditors did not bill us any additional fees that are not disclosed under audit fees, audit related fees, or tax fees in each of the last two calendar years.

Audit Committee Pre-Approval Process, Policies and Procedures

We do not have an Audit Committee. Our registered independent auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of September, 2008.

ISDERA NORTH AMERICA, INC.

/s/ Jing Jiang
Jing Jiang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Jing Jiang
Jing Jiang	Chief Executive Officer	September 19, 2008

ISDERA, NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006, AND JUNE 30, 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2007, and 2006, and June 30, 2007	F-3

Statements of Operations for the Six Months Ended December 31, 2007, and 2006, the Year ended June 30, 2007, and the Period from Re-entering the Development Stage Through December 31, 2007	F-4

Statements of Stockholders’ (Deficit) for the Periods from August 9, 2006, Through December 31, 2007	F-5

Statements of Cash Flows for the Six Months Ended December 31, 2007, and 2006, the Year ended June 30, 2007, and the Period from Re-entering the Development Stage Through December 31, 2007	F-6

Notes to Financial Statements December 31, 2007, and 2006	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS - 2007

To the Board of Directors and Stockholders
of Isdera North America, Inc.:

We have audited the accompanying balance sheet of Isdera North America, Inc. (a Nevada corporation in the development stage) as of December 31, 2007, and June 30, 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the six-month period ended December 31, 2007, the year ended June 30, 2007, and the period from re-entering the development stage (August 9, 2006) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isdera North America, Inc. as of December 31, 2007, and June 30, 2007, and the results of its operations and its cash flows for the six-month period ended December 31, 2007, the year ended June 30, 2007, and for the period from re-entering the development stage (August 9, 2006) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,
September 12, 2008.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2007, AND 2006,
AND JUNE 30, 2007

	As of December 31,		As of
	2007	2006	June 30, 2007
		(Unaudited)
ASSETS
Current Assets:
Cash in bank	$-	$46	$30
Prepaid consulting fees	-	-	3,212

Total current assets	-	46	3,242

Total Assets	$-	$46	$3,242

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$2,000	$881	$5,000
Due to related party - Stockholder	12,000	138,523	1,600

Total current liabilities	14,000	139,404	6,600

Total liabilities	14,000	139,404	6,600

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 50,000,000 shares authorized; 4,284,400, 100 and 4,284,400 shares issued and outstanding, respectively	4,284	-	4,284
Additional paid-in capital	167,632	1,000	161,029
Common stock subscribed - None, 39,000 shares and none, respectively	-	1,950	-
Prior accumulated (deficit)	(53,862)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(132,054)	(88,446)	(114,809)

Total stockholders' (deficit)	(14,000)	(139,358)	(3,358)

Total Liabilities and Stockholders' (Deficit)	$-	$46	$3,242

The accompanying notes to financial statements
are an integral part of these balance sheets.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007, AND 2006, THE YEAR ENDED JUNE 30, 2007, AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH DECEMBER 31, 2007

				Period From
				Re-entering
				The Development
	Six Months Ended December 31,		Year Ended June 30,	Stage Through
	2007	2006	2007	December 31, 2007
		(Unaudited)

Revenues	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	10,000	50,000	50,000	60,000
Consulting fees	3,212	16,061	35,333	38,545
Accounting and audit fees	4,000	21,020	26,020	30,020
Transfer agent fees	-	-	1,750	1,750
Registration fees	-	329	330	330
Other	-	-	200	200
Bank fees	33	-	65	98

Total general and administrative expenses	17,245	87,410	113,698	130,943

(Loss) from Operations	(17,245)	(87,410)	(113,698)	(130,943)

Other (Expense)
Interest (expense)	-	(881)	(956)	(956)

Total other (expense)	-	(881)	(956)	(956)

Provision for income taxes		(155)	(155)	(155)

Net (Loss)	$(17,245)	$(88,446)	$(114,809)	$(132,054)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(884.46)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,284,400	100	2,030,741

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 2)
FOR THE YEARS ENDED THROUGH DECEMBER 31, 2007, AND THE PERIOD FROM RE-ENTERING
THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH DECEMBER 31, 2007

					(Deficit)
					Accumulated
			Additional	Prior	During the
	Common stock		Paid-in	Accumulated	Development
Description	Shares	Amount	Capital	(Deficit)	Stage	Totals
Balance - August 9, 2006	100	$-	$1,000	$(53,707)	$-	$(52,707)

Issuance of common stock for cash	39,000	39	1,911	-	-	1,950

Consulting services paid by issued shares	2,995,400	2,995	105,550	-	-	108,545

Loan from Director paid by issued shares	1,249,900	1,250	52,568	-	-	53,818

Net (loss) for the period	-	-	-	(155)	(114,809)	(114,964)
Balance - June 30, 2007	4,284,400	4,284	161,029	(53,862)	(114,809)	(3,358)

Forgiveness of related party loan	-	-	6,603	-	-	6,603

Net (loss) for the period	-	-	-	-	(17,245)	(17,245)
Balance - December 31, 2007	4,284,400	$4,284	$167,632	$(53,862)	$(132,054)	$(14,000)

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007, AND 2006, THE YEAR ENDED JUNE 30, 2007, AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH DECEMBER 31, 2007

				Period From
				Re-entering
	Six Months Ended			The Development
	December 31,		Year Ended	Stage Through
	2007	2006	June 30, 2007	December 31, 2007
		(Unaudited)
Operating Activities:
Net (loss)	$(17,245)	$(88,446)	$(114,809)	$(132,054)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Consulting and professional fees paid by issued shares	-	-	105,333	105,333
Accrued interest expense paid by issued shares	-	-	956	956
Changes in net assets and liabilities -
Prepaid expenses	3,212	-	-	3,212
Accrued liabilities	(3,000)	881	5,000	2,000
Net Cash (Used in) Operating Activities	(17,033)	(87,565)	(3,520)	(20,553)
Investing Activities:
Cash provided by investing activities	-	-	-	-
Net Cash Provided by Investing Activities	-	-	-	-
Financing Activities:
Due to related party - Director and stockholder	17,050	650	700	17,750
Repayment of related party loans	(47)	(1,950)	-	(47)
Due to consultants	-	86,061	-	-
Issuance of common stock for cash	-	1,950	1,950	1,950
Net Cash Provided by Financing Activities	17,003	86,711	2,650	19,653
Net Increase in Cash	(30)	(854)	(870)	(900)
Cash - Beginning of Period	30	900	900	900
Cash - End of Period	$-	$46	$30	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-	$-
Income taxes	$-	$155	$155	$310

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

During the period ended December 31, 2007, a Director and shareholder forgave the Company of a related party debt in the amount of $1,603.

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2007, and June 30, 2007.

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
DECEMBER 31, 2007, AND 2006

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, and June 30, 2007, the carrying value of financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and June 30, 2007, and expenses for the six months ended December 31, 2007, the year ended June 30, 2007, and the period from re-entering the development stage (August 9, 2006) through December 31, 2007. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The original business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. After re-entering the development stage, the Company intended to start a similar business. However, the Company has yet to begin operations and will remain in this dormant state until management of the Company determines a new direction.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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
DECEMBER 31, 2007, AND 2006

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

(4) Income Taxes

The provision (benefit) for income taxes for the six-month period ended December 31, 2007, and the year ended June 30, 2007, were as follows (using a 22.5 percent effective Federal and state income tax rate):

	December 31,	June 30,
	2007	2007

Current Tax Provision:
Federal and state-
Minimum state tax	$-	$155
Total current tax provision	$-	$155

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$3,880	$25,832
Change in valuation allowance	(3,880)	(25,832)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, as follows:

2007

Loss carryforwards	$41,831
Less - Valuation allowance	(41,831)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

As of December 31, 2007, the Company owed to a stockholder $12,000 that was loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

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
DECEMBER 31, 2007, AND 2006

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
DECEMBER 31, 2007, AND 2006

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of Isdera does not expect the adoption of this pronouncement to have material impact on its financial statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

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

(8) Changes in State of Incorporation, Common Stock and Year End

On May 2, 2008, the Company filed a Proxy Statement on Schedule 14A with the SEC. On May 29, 2008, the Company held a meeting of stockholders to vote upon the change of the state of incorporation of the Company from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary, and to amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 shares to 500,000,000 shares. The shareholders also voted to amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31.

On June 24, 2008, the Company filed a Current Report on Form 8-K with the SEC and disclosed that on May 29, 2008, the shareholders of the Company approved the changes mentioned above. The 8-K also disclosed that on June 16, 2008, the Company entered into the Plan of Merger with its wholly owned subsidiary Isdera, North America, Inc. (a Nevada Corporation) to accomplish the Reincorporation from New York to Nevada.