Form 10-Q
period 2008-09-30
ISDERA NORTH AMERICA, INC.
filed 2008-11-26
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-138059

Isdera North America, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

2888 Spring Lakes Drive
Davidsonville, MD 21035
(Address of principal executive offices, including zip code.)

(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,284,400 as of November 23, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheets as of September 30, 2008, and December 31, 2007	F-2

Statements of Operations for the Three Months and Nine Months Ended September 30, 2008, and 2007, and the Period from Re-entering the Development Stage through September 30, 2008	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2008, and 2007, and the Period from Re-entering the Development Stage through September 30, 2008	F-4

Notes to Financial Statements September 30, 2008, and 2007	F-5

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
(Unaudited)

	2008	2007
ASSETS
Current Assets:
Cash in bank	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$5,500	$2,000
Due to related party - Stockholder	69,368	12,000

Total current liabilities	74,868	14,000

Total liabilities	74,868	14,000

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.001 per share, 500,000,000 shares Authorized; 4,284,400 shares issued and outstanding	4,284	4,284
Additional paid-in capital	167,632	167,632
Prior accumulated (deficit)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(192,922)	(132,054)

Total stockholders' (deficit)	(74,868)	(14,000)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes to financial statements
are an integral part of these balance sheets.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007, AND THE
PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH SEPTEMBER 30, 2008
(Unaudited)

					Period From
					Re-entering
	Three Months Ended		Nine Months Ended		The Development
	September 30,		September 30,		Stage Through
	2008	2007	2008	2007	September 30, 2008

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	15,000	-	45,011	-	105,011
Consulting fees	-	3,212	-	22,484	38,545
Accounting and audit fees	5,500	2,000	10,000	7,000	40,020
Transfer agent fees	87	-	3,742	1,750	5,491
Registration fees	-	-	2,115	-	2,445
Other	-	-	-	200	200
Bank fees	-	33	-	99	99

Total general and administrative expenses	20,587	5,245	60,868	31,533	191,811

(Loss) from Operations	(20,587)	(5,245)	(60,868)	(31,533)	(191,811)

Other (Expense)
Interest (expense)	-	-	-	(75)	(956)

Total other (expense)	-	-	-	(75)	(956)

Provision for income taxes	-	-	-	-	(155)

Net (Loss)	$(20,587)	$(5,245)	$(60,868)	$(31,608)	$(192,922)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,284,400	4,284,400	4,284,400	4,185,853

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AND 2007, AND THE PERIOD FROM RE-ENTERING
THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH SEPTEMBER 30, 2008
(Unaudited)

			Period From
			Re-entering
	Nine Months Ended		The Development
	September 30,		Stage Through
	2008	2007	September 30, 2008

Operating Activities:
Net (loss)	$(60,868)	$(31,608)	$(192,922)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Consulting and professional fees paid by issued shares	-	22,484	108,545
Accrued interest expense paid by issued shares	-	956	956
Changes in net assets and liabilities -
Prepaid expenses	-	-	-
Accrued liabilities	3,500	1,119	5,500

Net Cash (Used in) Operating Activities	(57,368)	(7,049)	(77,921)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Director and stockholder	57,368	7,050	77,068
Repayment of related party loans - Director and stockholder	-	-	(1,997)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by Financing Activities	57,368	7,050	77,021

Net Increase in Cash	-	1	(900)

Cash - Beginning of Period	-	46	900

Cash - End of Period	$-	$47	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$155	$155

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
SEPTEMBER 30, 2008, AND 2007
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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and December 31, 2007, and for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and December 31, 2007, and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, filed with the SEC on September 19, 2008, in its Transition Report on Form 10-K for additional information, including significant accounting policies.

  Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies (Continued)

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

  Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2008, and 2007.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies (Continued)

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, and December 31, 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and December 31, 2007, and expenses for the three months and nine months ended September 30, 2008, and 2007, and the period from re-entering the development stage (August 9, 2007) through September 30, 2008. Actual results could differ from those estimates made by management.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through September 30, 2008, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans. The Company completed, in early May 2007, an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,788,600 shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(3) Common Stock

On January 9, 2007, the Company issued 39,000 shares of common stock in connection with a Private Placement Offering, exempt from registration under the Securities Act of 1933, that was offered by the Company at $0.05 per share of common stock for total proceeds of $1,950.

On January 9, 2007, the Company issued 1,249,900 shares of common stock to a Director and shareholder as repayment of a loan. (See Note 5 for additional information.)

On January 9, 2007, the Company issued 2,097,200 shares of common stock to satisfy the terms of a Consulting Agreement with Kingsgate Development Ltd. (See Note 7 for additional information.)

On January 9, 2007, the Company issued 898,200 shares of common stock to satisfy the terms of a Consulting Agreement with Eastern Glow Investments, Ltd. (See Note 7 for additional information.)

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

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 1,495,000 shares of common stock of the Company from the Sellers, (i) Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective as of 10 days after the delivery to the stockholders of the Company of an Information Statement pursuant to Rule 14f. In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(4) Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2008, and 2007, was as follows (using a 22.5 percent effective Federal and state income tax rate):

	2008	2007
Current Tax Provision:
Federal and state-
Minimum state tax	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$1 3,695	$7,112
Change in valuation allowance	(13,695)	(7,112)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008
Loss carryforwards	$5 5,526
Less - Valuation allowance	(55,526)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2008, the Company had approximately $246,784 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2028.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(5) Related Party Transactions

In August 2006, the Company signed a promissory note (the “Promissory Note”) with Mr. Ruediger Albrecht, the President and Director of the Company at that time, for $52,862. The Company borrowed the money from Mr. Albrecht at various times from 1987 through 2006. The Promissory Note is dated August 9, 2006, was payable on June 30, 2007, and bears interest at five percent per annum with interesting accruing on September 1, 2006. The Promissory Note and accrued interest of $956 were satisfied on January 9, 2007, through the issuance of 1,249,900 shares of common stock of the Company.

During the period ended September 30, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $5,000. The amount forgiven was recorded as additional paid-in capital.

As of September 30, 2008, the Company owed to a stockholder $69,368 that was loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(6) Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in the subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(6) Recent Accounting Pronouncements (Continued)

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for nongovernmental entities.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(6) Recent Accounting Pronouncements (Continued)

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
SEPTEMBER 30, 2008, AND 2007
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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

      This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

      Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as going concern for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues, and no revenues are anticipated.

Change in Control

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

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 1,495,000 shares of common stock of the Company from the Sellers, (i) the Buyers’ nominee, Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective as of 10 days after the delivery of an Information Statement to the stockholders of the Company pursuant to Rule 14f. In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

There were no material relationships between us or our affiliates and any of the parties to the Stock Purchase Agreement, other than in respect of the Stock Purchase Agreement.

Plan of Operation

      The Company is currently in the development stage, and has no operations. The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through September 30, 2008, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans. The Company completed, in early May 2007, an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 2,788,600 shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations. While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

Since then, we have exhausted just about all of our capital. We intend to seek a merger or acquisition candidate for a reverse acquisition.

In the next twelve months, we may need to raise capital to fund our working capital needs.

Merger or Acquisition of a Candidate

      We are seeking an acquisition of a business opportunity, which may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. As of the date of this report, we have not entered into any discussions for such activity.

      We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

      We anticipate that we will contact investment bankers, consultants and other persons with whom our sole officer and Director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will enter into any arrangement, or that any firm would be retained, or we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

      Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on a stock exchange. We anticipate that the business opportunities presented to us will:

•	be recently organized with no operating history, or a history of losses attributable to under- capitalization or other factors;
•	be in need of funds to develop a new product or service or to expand into a new market;
•
be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

      Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

      In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

      If stock is purchased from the current shareholders, the transaction could result in gains to them relative to their purchase price for such stock. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

      Depending upon the nature of the transaction, our sole officer and Director may resign her management positions in connection with our acquisition of a business opportunity.

      In the event of such a resignation, our sole officer and Director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and Director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

      We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or Director is currently affiliated.

Investigation and Selection of Business Opportunities

      To a large extent, a decision to participate in a specific business opportunity may be made upon:

•	management's analysis of the quality of the other company's management and personnel,
•	the anticipated acceptability of new products or marketing concepts,
•
the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

      Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

      We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

      Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and Director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and Director, who is not a professional business analyst.

      Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

      However, because of our limited resources, it is likely that any such fee we agree to pay would be made in stock. The investment criteria considered, among other things, would include the following factors:

•	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
•	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;
•
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

•
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The extent to which the business opportunity can be advanced;
•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
•	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
•
The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ and meet all current and/or future standards applicable.

      Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

      Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

      Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

      Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

•	a description of products
•	services and company history
•	management resumes
•	financial information
•	available projections, with related assumptions upon which they are based
•	an explanation of proprietary products and services;
•	evidence of existing patents, trademarks, or services marks, or rights thereto
•	present and proposed forms of compensation to management
•	a description of transactions between such company and its affiliates during relevant periods
•	a description of present and required facilities
•	an analysis of risks and competitive conditions
•	a financial plan of operation and estimated capital requirements
•
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

•	and other information deemed relevant.

As part of our investigation, our sole officer and Director

•	may meet personally with management and key personnel,
•	may visit and inspect material facilities,
•	may obtain independent analysis or verification of certain information provided,
•	check references of management and key personnel, and
•	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

      Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

•	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
•
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

•
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

      Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

      It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires of all parties involved in the opportunity and, upon the basis of that review and our negotiating strength, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

•	leases, purchase and sale agreements,
•	licenses,
•	joint ventures and
•	other contractual arrangements.

      We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

      Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and Director may resign and new Directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

      Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, Director and principal shareholder.

      We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

      The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

      Although the terms of such agreement cannot be predicted, generally such an agreement would require:

•	specific representations and warranties by all of the parties thereto,
•	specify certain events of default,
•	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
•	outline the manner of bearing costs if the transaction is not closed,
•	set forth remedies upon default, and
•	include miscellaneous other terms.

      We anticipate that we, and/or our sole officer, Director, and principal shareholder will enter into a letter of intent with the management, principals, or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition, but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

      Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

      If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

      We may participate in a business opportunity by purchasing, trading, or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

      Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

      Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting, or trading in securities, or that does not engage in the business of investing, owning, holding, or trading investment securities defined as all securities other than government securities or securities of majority-owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

      We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

      Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

      Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

      Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

      We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do, and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Employees

We do not currently have any employees but rely upon the efforts of our sole officer and Director to conduct our business. We do not have any employment or compensation agreements in place with our sole officer and Director although she is reimbursed for expenditures advanced on our behalf.

Description of Property

We do not currently own any property.  We utilize office space of our President Jing Jiang at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of Operations

Three Months Ended September 30, 2008, and 2007

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006. General and administrative expenses were $20,587 and $5,245 for the three-month periods ended September 30, 2008, and 2007, respectively. The expenses incurred in 2008 were mainly attributable to legal fees.

Nine Months Ended September 30, 2008, and 2007

We did not generate any revenues for the nine-month periods ended September 30, 2008, and 2007, respectively. General and administrative expenses were $60,868 and $31,533 for the nine-month periods ended September 30, 2008, and 2007, respectively. The expenses incurred in 2008 were mainly attributed to legal, consulting, and audit fees.

Liquidity and capital resources

During the nine months ended September 30, 2008, net cash used in operating activities amounted to $(57,368). The net cash used in operating activities primarily resulted in our net loss of $(60,868) and an increase in accrued liabilities.

Net cash provided by financing activities amounted to $57,368 and $7,050 for the nine-month periods ended September 30, 2008, and 2007, respectively. The net cash provided resulted from the related party loan - Director and stockholder.

As of September 30, 2008, our cash resources amounted to $0. Current liabilities exceed current assets by $74,868, and our prior accumulated deficit, and deficit accumulated since re-entering the development stage, amounted to $(246,784).

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

The Company, as a smaller reporting company, is not required to provide the information required by this Item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 25th day of November, 2008.

ISDERA NORTH AMERICA, INC.
(Registrant)

By:	/s/ Jing Jiang
Jing Jiang Chief Executive Officer, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.