Form 10-K
period 2008-12-31
ISDERA NORTH AMERICA, INC.
filed 2009-04-15
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________, to _____________

Commission file number: 333-138059

Isdera North America, Inc.
(Name of Small Business Issuer in Its Charter)

NEVADA	11-288589
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 9B Block 1, Xintuo Garden No.1 Street, Shixia Bei, Futian District
Shenzhen, P.R. China 518000
(Address of Principal Executive Offices, including zip code.)

(86) 137-2373-7042
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of April 15, 2008 based upon the closing price reported for such date on the OTC Bulletin Board was US$ 0.

The company had a total of  4,284,400 shares outstanding as of April 15, 2009.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENTS

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

ITEM 1A.    RISK FACTORS

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

There are no plans for paying dividends on common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the operation of our business. We do not intend to declare or pay any dividends in the foreseeable future. Therefore there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

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

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted through the Over-The-Counter Bulletin Board commencing on July 9, 2007, under the symbol “INAI.OB.” There has not been a trade in our shares of Common Stock.

Stockholders

As of the close of business on December 31, 2008, there were approximately 47 holders of record of the Company’s common stock. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

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

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-K.

Revenue

We are a development company, and have not generated any revenues since re-entering the development stage on August 6, 2006.

Operating Income

We have had no revenues but have incurred general and administrative expenses of $96,104 and $43,533 for the years ended December 31, 2008, and 2007. We had operating losses of $96,104 and $43,533 for the years ended December 31, 2008, and 2007, respectively.

Net (Loss)

During the years ended December 31, 2008, and 2007, the Company had net losses of $96,104 and $43,608, respectively.

Financial Condition

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our sales and marketing plan will not be able to be completed. This would significantly hamper out efforts to enter into the sales niche as and when we would like.

Liquidity and Capital Resources

During the years ended December 31, 2008, and 2007, net cash used in operating activities amounted to $71,352 and $(67,102), respectively. The net cash used in operating activities primarily resulted from our net losses of $96,104 and $43,608.

Net cash provided by financing activities amounted to $71,352 and $(67,058) for the year ended December 31, 2008, and 2007, respectively. The net cash provided resulted from the related party loan – Director and stockholder in 2008 and repayment of related party loan in 2007.

As of December 31, 2008, and 2007, our cash resources amounted to $0 and $0. Current liabilities exceed current assets by $110,104 and $14,000 respectively, and as of December 31, 2008, our prior accumulated deficit and deficit accumulated since re-entering the development stage amounted to $53,862 and $228,158, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are included following the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Davis Accounting Group P.C. is our registered independent auditor. During the period covered by this report there have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A.(T)    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our interim President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our CEO reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our interim President concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

 (c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our officers and Directors as of April 14, 2009.

Name	Age	Position
Jing Jiang	26	Chief Executive Officer, Chief Financial Officer, Secretary

Ms. Jiang, born in February 1982, age 26, has been employed as an internal auditor by Shanghai Bao Gang Group Limited from July 2004 until September 2006, where she audited and oversaw the company’s accounting transactions. She was then employed as the director and President by Cosell Investments Limited from February 2007 until present.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the fiscal years ended December 31, 2007, and from January 1, 2008, through December 31, 2008, paid by the Company to all individuals serving as the Company’s chief executive officer or acting in a similar capacity, regardless of compensation level. During the last completed fiscal year, the Company did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 14, 2009, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(3)

Name and Address of Beneficial Owner (1)

Jing Jiang (2) PO Box 031-114 Shennan Zhong Road Shenzhen City PR China 518031	1,495,000	34.8%

Ruediger Albrecht 811 Chicago Avenue, Suite 803 Evanston, IL 60202	0	—
All directors and executive officers as a group (2 persons)	1,495,000	34.8%

(1)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.
(2)	Shares are held in the name of Cosell Investments, Ltd. Ms. Jiang is the President and sole stockholder of Cosell Investments, Ltd. Ms. Jiang is CEO, CFO and Secretary of the Company.
(3)	Based on 4,248,400 shares of Common Stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Independent Directors

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following represents fees for professional audit services rendered by Davis Accounting Group P.C. (“Davis Accounting”) for the audit of our annual financial statements for the period from January 1, 2008, to December 31, 2008.

Audit Fees

The aggregate fees billed by our registered independent auditors, Davis Accounting Group P.C., for professional services rendered for the audit of our financial statements for the annual year ended December 31, 2008, were $5,000.

Audit Related Fees

The aggregate fees billed by our registered independent auditors, Davis Accounting Group P.C., for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $0 for the annual year ended December 31, 2008.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during the annual year ended December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2009.

ISDERA NORTH AMERICA, INC.

/s/ Jing Jiang
Jing Jiang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Jing Jiang
Jing Jiang	Chief Executive Officer	April 15, 2009

ISDERA NORTH AMERICA, INC.

(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2008, and 2007	F-3

Statements of Operations for the Years Ended December 31, 2008, and 2007, and the Period from Re-entering the Development Stage Through December 31, 2008	F-4

Statement of Stockholders’ Equity for the Period from Inception Through December 31, 2008	F-5

Statements of Cash Flows for Years ended December 31, 2008, and 2007, and the Period from Re-entering the Development Stage Through December 31, 2008	F-6

Notes to Financial Statements December 31, 2008, and 2007	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Isdera North America, Inc.:

We have audited the accompanying balance sheets of Isdera North America, Inc. (a Nevada corporation in the development stage) as of December 31, 2008, and 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2008, and from inception (August 9, 2006) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isdera North America, Inc. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for each of the two years end the period ended December 31, 2008, and from inception (August 9, 2006) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 8, 2009.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008, AND 2007

ASSETS

	2008	2007
Current Assets:
Cash in bank	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Account Payable	$4,279	$-
Accrued liabilities	22,500	2,000
Due to related party - Stockholder	83,325	12,000

Total current liabilities	110,104	14,000

Total liabilities	110,104	14,000

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.001 per share, 500,000,000 shares
authorized; 4,284,400 shares issued and outstanding	4,284	4,284
Additional paid-in capital	167,632	167,632
Prior accumulated (deficit)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(228,158)	(132,054)

Total stockholders' (deficit)	(110,104)	(14,000)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes to financial statements are an integral part of these balance sheets.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE
(AUGUST 9, 2006) THROUGH DECEMBER 31, 2008

			Period From Re-entering the Development Stage Through December 31, 2008

	Year Ended December 31,
	2008	2007

Revenues	$-	$-	$-

Expenses:
General and administrative -
Legal fees	70,011	10,000	130,011
Consulting fees	-	22,484	38,545
Accounting and audit fees	16,000	9,000	46,020
Transfer agent fees	3,793	1,750	5,543
Registration fees	6,100	1	6,430
Other	200	200	400
Bank fees	-	98	98

Total general and administrative expenses	96,104	43,533	227,047

(Loss) from Operations	(96,104)	(43,533)	(227,047)

Other (Expense)
Interest (expense)	-	(75)	(956)

Total other (expense)	-	(75)	(956)

Provision for income taxes	-	-	(155)

Net (Loss)	$(96,104)	$(43,608)	$(228,158)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	4,190,498

The accompanying notes to financial statements are an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH DECEMBER 31, 2008

					(Deficit) Accumulated During the Development Stage

			Additional Paid-in Capital	Prior Accumulated (Deficit)
	Common stock
Description	Shares	Amount				Totals
Balance - August 9, 2006	100	$-	$1,000	$(53,862)	$-	$(52,862)

Issuance of common stock for cash	39,000	39	1,911	-	-	1,950

Net (loss) for the period	-	-	-	-	(88,446)	(88,446)

Balance - December 31, 2006	39,100	39	2,911	(53,862)	(88,446)	(139,358)

Consulting services paid by issued shares	2,995,400	2,995	105,550	-	-	108,545

Loan from director paid by issued shares	1,249,900	1,250	52,568	-	-	53,818

Forgiveness of related party loan	-	-	6,603	-	-	6,603
						-
Net (loss) for the period	-	-	-	-	(43,608)	(43,608)

Balance - December 31, 2007	4,284,400	4,284	167,632	(53,862)	(132,054)	(14,000)

Net (loss) for the period	-	-	-	-	(96,104)	(96,104)

Balance - December 31, 2008	4,284,400	$4,284	$167,632	$(53,862)	$(228,158)	$(110,104)

The accompanying notes to financial statements are an integral part of this statement.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007, AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006)
THROUGH DECEMBER 31, 2008

			Period From
			Re-entering
	Year Ended		The Development
	December 31,		Stage Through
	2008	2007	December 31, 2008

Operating Activities:
Net (loss)	$(96,104)	$(43,608)	$(228,158)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting and professional fees paid by issued shares	-	105,333	108,545
Accrued interest expense paid by issued shares	-	956	956
Changes in net assets and liabilities -
Prepaid expenses	-	3,212	-
Accounts payable	4,279	-	4,279
Accrued liabilities	20,500	1,119	22,500

Net Cash (Used in) Provided by Operating Activities	(71,325)	67,012	(91,878)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Director and stockholder	71,325	-	156,086
Repayment of related party loans - Director and stockholder	-	(67,058)	(67,058)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by (Used in) Financing Activities	71,325	(67,058)	90,978

Net (Decrease) in Cash	-	(46)	(900)

Cash - Beginning of Period	-	46	900

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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

During the year ended December 31, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $5,000.

During the year ended December 31, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $1,603.

 The accompanying notes to financial statements are an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(1)           Summary of Significant Accounting Policies

   General Organization and Business

Isdera North America, Inc. (“Isdera” or the “Company”) is a Nevada corporation (formerly a New York corporation – see Note 8) in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of New York on October 20, 1987. The original business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. The Company has no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that the Company sells. The business was discontinued on October 6, 1997, and remained dormant until August 9, 2006.  On August 9, 2006, the Company re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. The accompanying financial statements of Isdera were prepared from the accounts of the Company under the accrual basis of accounting.

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2008, and 2007.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the Securities and Exchange Commission (“SEC”), whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and expenses for the years ended December 31, 2008, and 2007, and the period from re-entering the development stage

(August 9, 2006) through December 31, 2008. Actual results could differ from those estimates made by management.

   Reclassification

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through December 31, 2008, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans.  The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,788,600 shares of common stock on behalf of selling stockholders.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

On January 9, 2007, the Company issued 2,097,200 shares of common stock to satisfy the terms of a Consulting Agreement with Kingsgate Development Ltd. (See Note 6 for additional information.)

On January 9, 2007, the Company issued 898,200 shares of common stock to satisfy the terms of a Consulting Agreement with Eastern Glow Investments, Ltd. (See Note 6 for additional information.)
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

(4)           Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2008, and 2007, was as follows (using a 15 percent effective Federal and state income tax rate):

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

	2008	2007

Current Tax Provision:
Federal -	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	$14,416	$6,541
Change in valuation allowance	(14,416)	(6,541)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008, and 2007, as follows:

	2008	2007

Loss carryforwards	$42,303	$27,887
Less - Valuation allowance	(42,303)	(27,887)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $282,020 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2028.

(5)           Related Party Transactions

In August 2006, the Company signed a promissory note with Mr. Ruediger Albrecht, the President and Director of Isdera, for $52,862. The Company borrowed the money from Mr. Albrecht at various times from 1987 through 2006. The note was dated August 9, 2006, was payable on June 30, 2007, and carried an interest rate of five percent per annum with interest accruing on September 1, 2006.  The promissory note and accrued interest of $956 were satisfied on January 9, 2007, through the issuance of 1,249,900 shares of common stock of the Company.

During the year ended December 31, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $5,000.  The amount forgiven was recorded as additional paid-in capital.

During the year ended December 31, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $1,603.  The amount forgiven was recorded as additional paid-in capital.

As of December 31, 2008, the Company owed to a stockholder $83,325 that was loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

(6)           Commitments and Contingencies

The Company entered into a one-year Consulting Agreement on August 1, 2006, with Kingsgate Development, Ltd. (a British Virgin Islands Corporation and “Kingsgate”) whereby Kingsgate agreed to assist the Company in becoming publicly traded, by utilizing its skills and by bearing up to $90,000 of registration costs on behalf of the Company. In exchange for its services, on January 9, 2007, Kingsgate was issued 2,097,200 shares of common stock for a value of $70,000 or $0.033 per share to satisfy this obligation. At that time, Kingsgate owned 49 percent of the issued and outstanding shares of common stock of the Company

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On August 1, 2006, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd. (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000 at the libor interest rate plus 2.5 percent for the marketing plan of the Company.  In exchange for its services, on January 9, 2007, Eastern Glow was issued 898,200 shares of common stock of the Company at $0.043 per share to satisfy this obligation. At that time, Eastern Glow owned 21 percent of the issued and outstanding shares of common stock of the Company.

(7)           Changes in State of Incorporation, Common Stock and Year End

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

(8)           Recent Accounting Pronouncements

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
DECEMBER 31, 2008, AND 2007

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.