Form 10-Q
period 2009-03-31
ISDERA NORTH AMERICA, INC.
filed 2009-05-20
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31 , 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-138059

Isdera North America, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Room 9B Block 1, Xintuo Garden No.1 Street, Shixia Bei, Futian District
Shenzhen, P.R. China 518000
 (Address of principal executive offices, including zip code.)

(86) 137-2373-7042
(Registrant's Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,284,400 as of May 18, 2009.

PART I - FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008

Interim Financial Statements-

Balance Sheets as of March 31, 2009, and December 31, 2008	F-2

Statements of Operations for the Three Months Ended March 31, 2009, and 2008, and the Period from Re-entering the Development Stage Through March 31, 2009	F-3

Statements of Cash Flows for the Three Months ended March 31, 2009, and 2008, and the Period from Re-entering the Development Stage Through March 31, 2009	F-4

Notes to Interim Financial Statements March 31, 2009, and 2008	F-5

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	As of	As of
	March 31,	December 31,
	2009	2008
Current Assets:
Cash in bank	$-	$-
Prepaid expenses	2,100	-

Total current assets	2,100	-

Total Assets	$2,100	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Account Payable - Trade	$4,279	$4,279
Accrued liabilities	43,245	22,500
Due to related party - Stockholder	83,325	83,325

Total current liabilities	130,849	110,104

Total liabilities	130,849	110,104

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 4,284,400 shares issued and outstanding	4,284	4,284
Additional paid-in capital	167,632	167,632
Prior accumulated (deficit)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(246,803)	(228,158)

Total stockholders' (deficit)	(128,749)	(110,104)

Total Liabilities and Stockholders' (Deficit)	$2,100	$-

The accompanying notes to financial statements are
an integral part of these balance sheets.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008, AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE
(AUGUST 9, 2006) THROUGH MARCH 31, 2009
(Unaudited)

			Period From
			Re-entering
	Three Months		the Development
	Ended March 31,		Stage Through
	2009	2008	March 31, 2009

Revenues	$-	$-	$-

Expenses:
General and administrative -
Legal fees	15,000	-	145,011
Consulting fees	-	-	38,545
Accounting and audit fees	2,000	2,000	48,020
Transfer agent fees	700	-	6,243
Registration fees	-	-	6,430
Other	945	-	1,345
Bank fees	-	-	98

Total general and administrative expenses	18,645	2,000	245,692

(Loss) from Operations	(18,645)	(2,000)	(245,692)

Other (Expense)
Interest (expense)	-	-	(956)

Total other (expense)	-	-	(956)

Provision for income taxes	-	-	(155)

Net (Loss)	$(18,645)	$(2,000)	$(246,803)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	4,284,400

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009, AND 2008, AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006)
THROUGH MARCH 31, 2009
(Unaudited)

			Period From
			Re-entering
	Three Months Ended		The Development
	March 31,		Stage Through
	2009	2008	March 31, 2009

Operating Activities:
Net (loss)	$(18,645)	$(43,608)	$(246,803)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Consulting and professional fees paid by issued shares	-	105,333	108,545
Accrued interest expense paid by issued shares	-	956	956
Changes in net assets and liabilities -
Prepaid expenses	(2,100)	3,212	(2,100)
Accounts payable - Trade	-	-	4,279
Accrued liabilities	20,745	1,119	43,245

Net Cash (Used in) Provided by Operating Activities	-	67,012	(91,878)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Director and stockholder	-	-	156,086
Repayment of related party loans - Director and stockholder	-	(67,058)	(67,058)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by (Used in) Financing Activities	-	(67,058)	90,978

Net (Decrease) in Cash	-	(46)	(900)

Cash - Beginning of Period	-	46	900

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

On January 9, 2007, a loan to the Company of $52,862 by a Director and stockholder plus accrued interest of $956 was satisfied with the issuance of 1,249,900 shares of common stock.

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

   Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2009, and December 31, 2008, and for the three-month periods ended March 31, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three-month periods ended March 31, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the audited financial statements of the Company as of December 31, 2008, filed with the SEC in its Transition Report on Form 10-K for additional information, including significant accounting policies.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2009, and 2008.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and expenses for the three months ended March 31, 2009, and 2008, and the period from re-entering the development stage (August 9, 2006) through March 31, 2009.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.  However, the Company has yet to begin operations and will remain in a dormant state until management of the Company determines a new direction.

Initial activities of the Company through March 31, 2009, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans.  The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,788,600 shares of common stock on behalf of selling stockholders.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
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

The Company completed on May 9, 2007, an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) and registered 2,788,600 shares of common stock on behalf of selling stockholders.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

On October 4, 2007, Cosell Investments, Ltd. (the “Buyer”), and two stockholders of the Company, Kingsgate Development, Ltd. and Eastern Glow Investment, Ltd. (collectively, the “Sellers”), entered into a Stock Purchase Agreement.  Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 1,495,000 shares of common stock of the Company.  As a result of the Stock Purchase Agreement, on October 12, 2007, the Buyer acquired approximately 34.9 percent of the issued and outstanding shares of common stock of the Company directly from the Sellers.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

(4)           Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009, and 2008, were as follows (using a 15 percent effective Federal and state income tax rate):

	2009	2008

Current Tax Provision:
Federal -	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	$(2,797)	$300
Change in valuation allowance	2,797	(300)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$(45,100)	$(42,303)
Less - Valuation allowance	45,100	42,303

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, and December 31, 2008, the Company had approximately $300,665 and $282,020, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2029.

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
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

As of March 31, 2009, the Company owed to a stockholder $83,325 that was loaned to the Company.  The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009, AND 2008
(Unaudited)

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.  The following discussion contains forward-looking statements.  Our actual results may differ significantly from those projected in the forward-looking statements.

Plans of Operation

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

Results of Operations

The following table presents certain consolidated statement of operations information for the three-month periods ended March 31, 2009, and 2008.  The discussion following the table is based on these results.  Certain columns may not add due to rounding.

	Three Months
	Ended March 31,
	2009	2008
Revenues	$-	$-

Expenses:
General and administrative -
Legal fees	15,000	-
Accounting and audit fees	2,000	2,000
Transfer agent fees	700	-
Other	945	-
Total general and administrative expenses	18,645	2,000

Net (Loss)	$(18,645)	$(2,000)

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006.  General and administrative expenses were $18,645 and $2,000 for the three-month periods ended March 31, 2009, and 2008, respectively.  The expenses incurred in 2009 were mainly attributable to legal fees and other SEC filing fees.

Liquidity and capital resources

Net cash provided by financing activities amounted to $0 and $(67,058) for the three-month periods ended March 31, 2009, and 2008, respectively.  The net cash provided in 2008 resulted from the related party loan - Director and stockholder.

Current assets totaled $2,100 at March 31, 2009.  The Company's total current liabilities were $130,849 at March 31, 2009.  Working capital at March 31, 2009 was $(128,749).

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

PART II.    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.      OTHER INFORMATION.

None

ITEM 6.      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of May, 2009.

ISDERA NORTH AMERICA, INC.
(Registrant)

By:	/s/ Jing Jiang
Jing Jiang Chief Executive Officer, Chief Financial Officer