Form 10-Q
period 2009-06-30
ISDERA NORTH AMERICA, INC.
filed 2009-08-14
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

(86) 137-2373-7042
(telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES     NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,284,400 as of August 12, 2009.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of June 30, 2009, and December 31, 2008.	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2009, and 2008, and the Period from Re-entering the
Development Stage through June 30, 2009	F-3

Statements of Cash Flows for the Six Months ended June 30, 2009, and 2008, and the Period from Re-entering the Development Stage
Through June 30, 2009	F-4

Notes to Interim Financial Statements June 30, 2009, and 2008	F-5

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JUNE 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	As of	As of
	June 30,	December 31,
	2009	2008
Current Assets:
Prepaid expenses	$1,400	$-

Total current assets	1,400	-

Total Assets	$1,400	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Account payable - Trade	$3,462	$4,279
Accrued liabilities	16,745	22,500
Due to related party - Stockholder	125,325	83,325

Total current liabilities	145,532	110,104

Total liabilities	145,532	110,104

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.001 per share, 500,000,000 shares
authorized; 4,284,400 shares issued and outstanding
in 2009 and 2008, respectively	4,284	4,284
Additional paid-in capital	167,632	167,632
Prior accumulated (deficit)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(262,186)	(228,158)

Total stockholders' (deficit)	(144,132)	(110,104)

Total Liabilities and Stockholders' (Deficit)	$1,400	$-

The accompanying notes to interim financial statements
are an integral part of these balance sheets.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009, AND 2008,
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE
(AUGUST 9, 2006) THROUGH JUNE 30, 2009
(Unaudited)

					Period From
					Re-entering
	Three Months		Six Months		the Development
	Ended June 30,		Ended June 30,		Stage Through
	2009	2008	2009	2008	June 30, 2009

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	11,500	30,011	26,500	30,011	156,511
Accounting and audit fees	1,500	2,500	3,500	4,500	49,520
Consulting fees	-	-	-	-	38,545
Filling fees	1,683	2,115	2,628	2,115	9,058
Transfer agent fees	700	3,654	1,400	3,654	6,943
Other	-	-	-	-	400
Bank fees	-	-	-	-	98

Total general and administrative expenses	15,383	38,280	34,028	40,280	261,075

(Loss) from Operations	(15,383)	(38,280)	(34,028)	(40,280)	(261,075)

Other (Expense)
Interest (expense)	-	-	-	-	(956)

Total other (expense)	-	-	-	-	(956)

Provision for income taxes	-	-	-	-	(155)

Net (Loss)	$(15,383)	$(38,280)	$(34,028)	$(40,280)	$(262,186)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	4,284,400	4,284,400	4,284,400

The accompanying notes to interim financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2009, AND 2008, AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006)
THROUGH JUNE 30, 2009
(Unaudited)

			Period From
			Re-entering
	Six Months Ended		The Development
	June 30,		Stage Through
	2009	2008	June 30, 2009

Operating Activities:
Net (loss)	$(34,028)	$(40,280)	$(262,186)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting and professional fees paid by issued shares	-	-	108,545
Accrued interest expense paid by issued shares	-	-	956
Changes in net assets and liabilities -
Prepaid expenses	(1,400)	-	(1,400)
Accounts payable - Trade	(817)	-	3,462
Accrued liabilities	(5,755)	9,409	16,745

Net Cash (Used in) Provided by Operating Activities	(42,000)	(30,871)	(133,878)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Stockholder	42,000	30,871	198,086
Repayment of related party loans - Stockholder	-	-	(67,058)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by Financing Activities	42,000	30,871	132,978

Net (Decrease) in Cash	-	-	(900)

Cash - Beginning of Period	-	-	900

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Supplemental Information of Noncash Investing and Financing Activities:

During the year ended December 31, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $5,000.

During the year ended December 31, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $1,603.

 The accompanying notes to interim financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

(1)           Summary of Significant Accounting Policies

   General Organization and Business

Isdera North America, Inc. (“Isdera” or the “Company”) is a Nevada corporation (formerly a New York corporation – see Note 7) in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of New York on October 20, 1987. The original business plan of the Company was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. The Company has no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that the Company sells. The business was discontinued on October 6, 1997, and remained dormant until August 9, 2006.  On August 9, 2006, the Company re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. The accompanying financial statements of Isdera were prepared from the accounts of the Company under the accrual basis of accounting.

   Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2009, and December 31, 2008, and for the three-month and six-month periods ended June 30, 2009, and 2008, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2009, and 2008, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.  The accompanying interim financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the audited financial statements of the Company as of December 31, 2008, filed with the SEC in its Annual Report on Form 10-K for additional information, including significant accounting policies.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months and six months ended June 30, 2009, and 2008.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and expenses for the three months and six months ended June 30, 2009, and 2008, and the period from re-entering the development stage (August 9, 2006) through June 30, 2009. Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through June 30, 2009, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans.  The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,788,600 shares of common stock on behalf of selling stockholders.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

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

(4)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2009, and 2008, were as follows (using a 15 percent effective Federal income tax rate):

	2009	2008

Current Tax Provision:
Federal -	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	$(5,104)	$6,042
Change in valuation allowance	5,104	(6,042)

Total deferred tax provision	$-	$-

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

The Company had deferred income tax assets as of June 30, 2009, and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$(47,407)	$(42,303)
Less - Valuation allowance	47,407	42,303

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, and December 31, 2008, the Company had approximately $316,048 and $282,020, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2029.

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

As of June 30, 2009, the Company owed to a stockholder $125,325 that was loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

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
JUNE 30, 2009, AND 2008
(Unaudited)

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
JUNE 30, 2009, AND 2008
(Unaudited)

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009, AND 2008
(Unaudited)

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”). SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management of  Isdera North America does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Management of Isdera North America does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle - a replacement of FASB Statement No. 162" ("SFAS No.168"). SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009. Management of Isdera North America does not expect the adoption of this pronouncement to have material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements.

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

2

Results of Operations

The following table presents certain consolidated statement of operations information for the three-month and six-month periods ended June 30, 2009 and 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	11,500	30,011	26,500	30,011
Accounting and audit fees	1,500	2,500	3,500	4,500
Filling Fees	1,683	2,115	2,628	2,115
Transfer agent fees	700	3,654	1,400	3,054
Other		-	-	-
Total general and administrative expenses	15,383	38,280	34,028	40,280

Net (Loss)	$(15,383)	$(38,280)	$(34,028)	$(40,280)

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006. General and administrative expenses were $ 15,383 and $38,280 for the three-month periods ended June 30, 2009, and 2008, respectively. The expenses incurred in 2009 were mainly attributable to legal fees and other SEC filing fees.

General and administrative expenses were $34,028 and $40,280 for the six-month periods ended June 30, 2009, and 2008, respectively.  the expenses incurred were mainly attributable to legal, accounting and audit fees.

Liquidity and capital resources

Net cash provided by financing activities amounted to $42,000 and $30,871 for the six-month periods ended June 30, 2009, and 2008, respectively.

Cash and cash equivalents were $ 0 at June 30, 2009 and current assets totaled $1,400 at June 30, 2009. The Company's total current liabilities were $145,532 at June 30, 2009. Working capital at June 30, 2009 was $(144,132).

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, is not required to provide the information required by this Item.

3

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

4

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of August, 2009.

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

5