Form 10-Q
period 2009-09-30
ISDERA NORTH AMERICA, INC.
filed 2009-11-12
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

(86) 137-2373-7042
(telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,284,400 shares of common stock as of November 4, 2009.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Financial Statements-

Balance Sheets as of September 30, 2009, and December 31, 2008	F-2

Statements of Operations for the Three and Nine Months Ended
September 30, 2009, and 2008, and the Period from Re-entering the
Development Stage through September 30, 2009	F-3

Statements of Cash Flows for the Nine Months ended September 30, 2009, and 2008, and the Period from Re-entering the Development Stage
Through September 30, 2009	F-4

Notes to Financial Statements September 30, 2009, and 2008	F-5

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	As of	As of
	September 30,	December 31,
	2009	2008
Current Assets:
Prepaid expenses	$700	$-

Total current assets	700	-

Total Assets	$700	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$1,779	$4,279
Accrued liabilities	18,245	22,500
Due to related party - Stockholder	129,508	83,325

Total current liabilities	149,532	110,104

Total liabilities	149,532	110,104

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.001 per share, 500,000,000 shares
authorized; 4,284,400 shares issued and outstanding in 2009
and 2008, respectively	4,284	4,284
Additional paid-in capital	167,632	167,632
Prior accumulated (deficit)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(266,886)	(228,158)

Total stockholders' (deficit)	(148,832)	(110,104)

Total Liabilities and Stockholders' (Deficit)	$700	$-

The accompanying notes to financial statements
are an integral part of these balance sheets.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008,
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE
(AUGUST 9, 2006) THROUGH SEPTEMBER 30, 2009
(Unaudited)

					Period From
					Re-entering
	Three Months		Nine Months		the Development
	Ended September 30,		Ended September 30,		Stage Through
	2009	2008	2009	2008	September 30, 2009

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	1,500	15,000	28,000	45,011	158,011
Accounting and audit fees	1,500	5,500	5,000	10,000	51,020
Consulting fees	-	-	-	-	38,545
Filling fees	1,000	-	3,628	2,115	10,058
Transfer agent fees	700	87	2,100	3,742	7,643
Other	-	-	-	-	400
Bank fees	-	-	-	-	98

Total general and administrative expenses	4,700	20,587	38,728	60,868	265,775

(Loss) from Operations	(4,700)	(20,587)	(38,728)	(60,868)	(265,775)

Other (Expense)
Interest (expense)	-	-	-	-	(956)

Total other (expense)	-	-	-	-	(956)

Provision for income taxes	-	-	-	-	(155)

Net (Loss)	$(4,700)	$(20,587)	$(38,728)	$(60,868)	$(266,886)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	4,284,400	4,284,400	4,284,400

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008, AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006)
THROUGH SEPTEMBER 30, 2009
(Unaudited)
			Period From
			Re-entering
	Nine Months Ended		The Development
	September 30,		Stage Through
	2009	2008	September 30, 2009

Operating Activities:
Net (loss)	$(38,728)	$(60,868)	$(266,886)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting and professional fees paid by issued shares	-	-	108,545
Accrued interest expense paid by issued shares	-	-	956
Changes in net assets and liabilities -
Prepaid expenses	(700)	-	(700
Accounts payable - Trade	(2,500)	-	1,779
Accrued liabilities	(4,255)	3,500	18,245

Net Cash (Used in) Operating Activities	(46,183)	(57,368)	(138,061)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Stockholder	46,183	57,368	202,269
Repayment of related party loans - Stockholder	-	-	(67,058)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by Financing Activities	46,183	57,368	137,161

Net (Decrease) in Cash	-	-	(900)

Cash - Beginning of Period	-	-	900

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(1)           Summary of Significant Accounting Policies

   General Organization and Business

Isdera North America, Inc. (“Isdera” or the “Company”) is a Nevada corporation (formerly a New York corporation – see Note 7) in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of New York on October 20, 1987. The original business plan of the Company was to market and sell, in North America, high-end automobiles and products produced by the German automaker Isdera GMBH. The Company has no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that the Company sells. The business was discontinued on October 6, 1997, and remained dormant until August 9, 2006.  On August 9, 2006, the Company re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. The accompanying financial statements of Isdera were prepared from the accounts of the Company under the accrual basis of accounting.

   Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2009, and December 31, 2008, and for the three months and nine months ended September 30, 2009, and 2008, and cumulative from the date of re-entering the development stage, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and December 31, 2008, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009, and 2008, and the period from re-entering the development stage through September 30, 2009.  These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the audited financial statements of the Company as of December 31, 2008, filed with the SEC in its Annual Report on Form 10-K for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company commences operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

  Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months and nine months ended September 30, 2009, and 2008.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2009, and December 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

   Deferred Offering Costs

The Company defers, as other assets, the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

 ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and expenses for the three months and nine months ended September 30, 2009, and 2008, and the period from re-entering the development stage (August 9, 2006) through September 30, 2009.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company is to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH.

Initial activities of the Company through September 30, 2009, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans.  The Company completed in early May 2007, an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,788,600 shares of common stock on behalf of selling stockholders.  The Company did not receive any of the proceeds of this registration activity.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred operating losses since inception and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(3)           Common Stock

On January 9, 2007, the Company issued 39,000 shares of common stock in connection with a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933 that was offered by the Company at $0.05 per share of common stock for total proceeds of $1,950.  On January 9, 2007, the Company issued 1,249,900 shares of common stock to a Director and shareholder as repayment of a loan. (See Note 5 for additional information.)On January 9, 2007, the Company issued 2,097,200 shares of common stock to satisfy the terms of a Consulting Agreement with Kingsgate Development Ltd. (See Note 6 for additional information.).

On January 9, 2007, the Company issued 898,200 shares of common stock to satisfy the terms of a Consulting Agreement with Eastern Glow Investments, Ltd. (See Note 6 for additional information.).

The Company completed on May 9, 2007, an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) and register 2,788,600 shares of common stock on behalf of selling stockholders.  The Company did not receive any of the proceeds of this registration activity.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

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

(4)           Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009, and 2008, were as follows (using a 15 percent effective Federal income tax rate):

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Current Tax Provision:
Federal -	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	$(5,809)	$9,130
Change in valuation allowance	5,809	(9,130)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009, and December 31, 2008, as follows:

	As of	As of
	September 30,	December 31,
	2009	2008

Loss carryforwards	$(48,112)	$(42,303)
Less - Valuation allowance	48,112	42,303

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, and December 31, 2008, the Company had approximately $320,748 and $282,020, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2029.

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

During the year ended December 31, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $5,000.  The amount forgiven was recorded as additional paid-in capital.

During the year ended December 31, 2007, a former Director and shareholder forgave the Company of a related party debt in the amount of $1,603.  The amount forgiven was recorded as additional paid-in capital. As of September 30, 2009, the Company owed to a stockholder $129,508 that was loaned to the Company. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

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

On August 1, 2006, the Company entered into a one-year Consulting Agreement with Eastern Glow Investments, Ltd. (a British Virgin Islands Corporation and “Eastern Glow”) whereby Eastern Glow agreed to assist the Company in becoming publicly traded by utilizing its skills on behalf of the Company as well as a commitment to loan to the Company up to a maximum of $50,000 at an annual interest rate of LIBOR plus 2.5 percent for the marketing plan of the Company.  In exchange for its services, on January 9, 2007, Eastern Glow was issued 898,200 shares of common stock of the Company at $0.043 per share to satisfy this obligation. At that time, Eastern Glow owned 21 percent of the issued and outstanding shares of common stock of the Company.

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

On June 24, 2008, the Company filed a Current Report on Form 8-K with the SEC and disclosed that on May 29, 2008, the shareholders of the Company approved the changes described above. The 8-K also disclosed that on June 16, 2008, the Company entered into the Plan of Merger with its wholly owned subsidiary Isdera North America, Inc. (a Nevada Corporation) to accomplish the reincorporation from New York to Nevada.

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions – Including an Amendment of FASB Statement No. 142” (“SFAS No. 164”).  SFAS No. 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167 "Amendments to FASB Interpretation No. 46(R)"(“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

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

Results of Operations

The following table presents certain consolidated statement of operations information for the three-month and nine-month periods ended September 30, 2009, and 2008. The discussion following the table is based on these results. Certain columns may not add due to rounding.

1

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-

Expenses:
General and administrative -
Legal fees	1,500	15,000	28,000	45,011
Accounting and audit fees	1,500	5,500	5,000	10,000
Filling Fees	-	-	-	-
Transfer agent fees	700	87	2,100	3,742
Other		-	-	400
Bank fees	-	-	-	-
Total general and administrative expense	4,700	20,587	38,728	60,868
Net (Loss)	$(4,700)	$(20,587)	$(38,728	$(60,868)

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006. General and administrative expenses were $ 4,700 and $20,587 for the three-month periods ended September 30, 2009, and 2008, respectively. The expenses incurred in 2009 were mainly attributable to legal fees and other SEC filing fees.

General and administrative expenses were $38,728 and $60,868 for the nine-month periods ended September 30, 2009, and 2008, respectively.  The expenses incurred were mainly attributable to legal, accounting and audit fees.

Liquidity and capital resources

Net cash used in financing activities amounted to $46,183 and $57,368 for the nine-month periods ended September 30, 2009, and 2008, respectively.

Cash and cash equivalents were $ 0 at September 30, 2009, and current assets totaled $700. The Company's total current liabilities were $149,532 at September 30, 2009. Negative working capital as of September 30, 2009, was $(148,832).

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

2

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th of November, 2009.

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

3