Form 10-K
period 2009-12-31
ISDERA NORTH AMERICA, INC.
filed 2010-03-29
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________, to _____________

Commission file number: 333-138059

Isdera North America, Inc.
(Exact name of registrant as specified in charter)

NEVADA	11-288589
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 9B Block 1, Xintuo Garden No.1 Street, Shixia Bei, Futian District
Shenzhen, P.R. China 518000
(Address of Principal Executive Offices, including zip code.)

(86) 137-2373-7042
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:                    None
Securities registered pursuant to Section 12(g) of the Act:                    Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter time that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of March 31, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US$ 0.

The company had a total of 4,284,400 shares outstanding as of March 29, 2010.

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

PART I

ITEM 1. BUSINESS

Business Overview

Isdera North America, Inc. (“We,” “Our,” “Isdera,” or the “Company”) is a Nevada corporation (formerly a New York corporation) in the development stage and has not commenced operations. We were incorporated under the laws of the State of New York on October 20, 1987. Our original business plan was to market and sell, in North America, high end automobiles and products produced by the German automaker Isdera GMBH. We had no formal or direct link to Isdera GMBH, other than a verbal agreement to receive commissions on the automobiles that we sell. The business was discontinued on about October 6, 1997, and remained dormant until August 9, 2006. As of August 9, 2006, we re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business. However, the Company has yet to begin operations and will remain in a dormant state until management of the Company determines a new direction.

On October 4, 2007, Cosell Investments, Ltd. (the “Buyer”), and two stockholders of the Company, Kingsgate Development, Ltd. and Eastern Glow Investment, Ltd. (collectively, the “Sellers”), entered into a Stock Purchase Agreement. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 1,495,400 shares of common stock of the Company. As a result of the Stock Purchase Agreement, on October 12, 2007, the Buyer acquired approximately 34.9% of the issued and outstanding shares of common stock of the Company directly from the Sellers. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 1,495,400 shares of common stock of the Company from the Sellers, (i) the Buyers’ nominee, Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company. In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

On May 29, 2008, we held a meeting of stockholders, wherein the shareholders approved the following: change of the state of incorporation of the Company from New York to Nevada by merging the Company with and into a newly formed Nevada subsidiary (the “Reincorporation”); amend the Company’s Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, of the Company from 50,000,000 shares to 500,000,000 shares; and amend the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31. On June 16, 2008, we entered into a Plan of Merger with our wholly owned subsidiary Isdera North America, Inc. (a Nevada Corporation) to accomplish the Reincorporation from New York to Nevada.

We currently do not have any business operations. For the near future, the Company will continue in this status.

Employees

Currently, the Company has no employees.

Executive Offices

Our principal executive offices are located at Room 9B Block 1, Xintuo Garden No.1 Street, Shixia Bei, Futian District Shenzhen, P.R. China 518000.  Our telephone number is (86) 137-2373-7042.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. PROPERTIES.

We do not own any land and buildings.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted through the Over-The-Counter Bulletin Board commencing on July 9, 2007, under the symbol “INAI.OB.” There has not been a trade in our shares of common stock.

Stockholders

As of the close of business on December 31, 2009, there were approximately 47 holders of record of the Company’s common stock. However, we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

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

Recent Sales of Unregistered Securities

All equity securities sold by us during the period covered by this Report previously has been included on a Quarterly Report on Form 10-Q or on a Current Report on Form 8-K.

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

Operating Income

We have had no revenues but have incurred general and administrative expenses of $51,802 and $96,104 for the years ended December 31, 2009, and 2008. We had operating losses of $51,802 and $96,104 for the years ended December 31, 2009, and 2008, respectively.

Net (Loss)

During the years ended December 31, 2009, and 2008, the Company had net losses of $51,802 and $96,104, respectively.

Financial Condition

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our sales and marketing plan will not be able to be completed. This would significantly hamper out efforts to enter into the sales niche as and when we would like.

Liquidity and Capital Resources

During the years ended December 31, 2009, and 2008, net cash used in operating activities amounted to $52,256 and $71,325, respectively. The net cash used in operating activities primarily resulted from our net losses of $51,806 and $96,104.

Net cash provided by financing activities amounted to $52,256 and $71,325 for the year ended December 31, 2009, and 2008, respectively, which was the advance from our shareholder.

 As of December 31, 2009, and 2008, our cash resources amounted to $0 and $0. Current liabilities exceed current assets by $161,906 and $110,104 respectively, and as of December 31, 2009.

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

Significant Accounting Policies

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transfer financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

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

ITEM 9A.(T) CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the CEO carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon her evaluation, the CEO concluded that the Company’s disclosure controls and procedures were not effective.

There has been no change in the Company’s internal control over financial reporting that occurred in the fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of additional employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation, and report to the registered public accounting firm of the Company about this condition.  We have identified the following material weaknesses:

1.
As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

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

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect,  the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our officers and Directors as of March 24, 2010.

Name	Age	Position
Jing Jiang	28	Chief Executive Officer, Chief Financial Officer, Secretary

Ms. Jiang, born in February 1982, age 28, has been employed as an internal auditor by Shanghai Bao Gang Group Limited from July 2004 until September 2006, where she audited and oversaw the company’s accounting transactions. She was then employed as the director and President by Cosell Investments Limited from February 2007 until present.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended; except for a Form 3 from our CEO Jing Jiang.

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

Shareholder-Director Communication

We have neither a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and director of the Company is the same person, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board’s attention by virtue of the co-extensive employment.

The Board of Directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the fiscal years ended December 31, 2009 and 2008, the Company did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

		Annual Compensation				Long Term Compensation
						Restricted		LTIP
					Other Annual	Stock	Options/	payouts	All Other
Name	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	($)	Compensation
Jing Jiang	CEO, CFO	2009	$0	0	0	0	0	0	0
	Secretary	2008	$0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 24, 2010, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Company as a group:

	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (2)

Name and Address of Beneficial Owner

Jing Jiang (3) PO Box 031-114 Shennan Zhong Road Shenzhen City PR China 518031	1,495,400	34.9%
All directors and executive officers as a group (1 person)	1,495,400	34.9%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(2) Based on 4,284,400 shares of Common Stock outstanding.
(3) Ms. Jiang is the Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Independent Directors

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.  MUST SUPPLY INFORMATION FOR THE TWO YEAR PERIOD.

The following represents fees for professional audit services rendered by Davis Accounting Group P.C. (“Davis Accounting”) for the audit of our annual financial statements for the period from January 1, 2009, to December 31, 2009.

Audit Fees

The aggregate fees billed by our registered independent auditors, Davis Accounting Group P.C., for professional services rendered for the audit of our financial statements for the annual year ended December 31, 2009, were $3,000.

Audit Related Fees

The aggregate fees billed by our registered independent auditors, Davis Accounting Group P.C., for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $5,000 for the annual year ended December 31, 2009.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during the annual year ended December 31, 2009.

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

ITEM 15. EXHIBITS.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 2010.

ISDERA NORTH AMERICA, INC.

/s/ Jing Jiang
Jing Jiang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Jing Jiang
Jing Jiang	Chief Executive Officer	March 29, 2010

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

Report of Registered Independent Auditors	F-1

Financial Statements-

Balance Sheets as of December 31, 2009, and 2008	F-2

Statements of Operations for the Years Ended December 31, 2009, and 2008, and the Period from Re-entering the Development Stage Through December 31, 2009	F-3

Statement of Stockholders’ Equity for the Period from Inception Through December 31, 2009	F-4

Statements of Cash Flows for Years ended December 31, 2009, and 2008, and the Period from Re-entering the Development Stage Through December 31, 2009	F-5

Notes to Financial Statements December 31, 2009, and 2008	F-6

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Isdera North America, Inc.:

We have audited the accompanying balance sheets of Isdera North America, Inc. (a Nevada corporation in the development stage) as of December 31, 2009, and 2008, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period ended December 31, 2009, and from inception (August 9, 2006) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isdera North America, Inc. as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years end the period ended December 31, 2009, and from inception (August 9, 2006) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of December 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
February 24, 2010.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2009, AND 2008

ASSETS
	2009	2008
Current Assets:
Prepaid expenses	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable – Trade	$206	$4,279
Accrued liabilities	26,119	22,500
Due to related party – Stockholder	135,581	83,325
Total current liabilities	161,906	110,104
Total liabilities	161,906	110,104

Commitments and Contingencies

Stockholders’ (Deficit):
Common stock, par value $.001 per share, 500,000,000 shares authorized;
4,284,400 shares issued and outstanding in 2009 and 2008, respectively	4,284	4,284
Additional paid-in capital	167,632	167,632
Prior accumulated (deficit)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(279,960)	(228,158)
Total stockholders’ (deficit)	(161,906)	(110,104)

Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes to financial statements are an integral part of these balance sheets.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008,
AND THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE
(AUGUST 9, 2006) THROUGH DECEMBER 31, 2009

			Period From
			Re-entering
	Years Ended		the Development
	December 31,		Stage Through
	2009	2008	December 31, 2009

Revenues	$-	$-	$-

Expenses:
General and administrative -
Legal fees	35,000	70,011	165,011
Accounting and audit fees	8,000	16,000	54,020
Consulting fees	-	-	38,545
Filling fees	3,628	6,100	10,058
Transfer agent fees	5,174	3,793	10,717
Other	-	200	400
Bank fees	-	-	98

Total general and administrative expenses	51,802	96,104	278,849

(Loss) from Operations	(51,802)	(96,104)	(278,849)

Other (Expense)
Interest (expense)	-	-	(956)

Total other (expense)	-	-	(956)

Provision for income taxes	-	-	(155)

Net (Loss)	$(51,802)	$(96,104)	$(279,960)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	4,284,400

The accompanying notes to financial statements are an integral part of this statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006) THROUGH DECEMBER 31, 2009

					(Deficit)
					Accumulated
			Additional	Prior	During the
	Common stock		Paid-in	Accumulated	Development
Description	Shares	Amount	Capital	(Deficit)	Stage	Totals
Balance - August 9, 2006	100	$-	$1,000	$(53,862)	$-	$(52,862)

Issuance of common stock for cash	39,000	39	1,911	-	-	1,950

Net (loss) for the period	-	-	-	-	(88,446)	(88,446)

Balance - December 31, 2006	39,100	39	2,911	(53,862)	(88,446)	(139,358)

Consulting services paid by issued shares	2,995,400	2,995	105,550	-	-	108,545

Loan from Director paid by issued shares	1,249,900	1,250	52,568	-	-	53,818

Forgiveness of related party loan	-	-	6,603	-	-	6,603
						-
Net (loss) for the period	-	-	-	-	(43,608)	(43,608)

Balance - December 31, 2007	4,284,400	4,284	167,632	(53,862)	(132,054)	(14,000)

Net (loss) for the period	-	-	-	-	(96,104)	(96,104)

Balance - December 31, 2008	4,284,400	4,284	167,632	(53,862)	(228,158)	(110,104)

Net (loss) for the period	-	-	-	-	(51,802)	(51,802)

Balance - December 31, 2009	4,284,400	$4,284	$167,632	$(53,862)	$(279,960)	$(161,906)

The accompanying notes to financial statements are an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008, AND THE PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE (AUGUST 9, 2006)
THROUGH DECEMBER 31, 2009

			Period From
			Re-entering
	Years Ended		The Development
	December 31,		Stage Through
	2009	2008	December 31, 2009

Operating Activities:
Net (loss)	$(51,802)	$(96,104)	$(279,960)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Consulting and professional fees paid by issued shares	-	-	108,545
Accrued interest expense paid by issued shares	-	-	956
Changes in net assets and liabilities -
Accounts payable - Trade	(4,073)	4,279	206
Accrued liabilities	3,619	20,500	26,119

Net Cash (Used in) Operating Activities	(52,256)	(71,325)	(144,134)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Stockholder	52,256	71,325	208,342
Repayment of related party loans - Stockholder	-	-	(67,058)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by Financing Activities	52,256	71,325	143,234

Net (Decrease) in Cash	-	-	(900)

Cash - Beginning of Period	-	-	900

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2009, and 2008.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2009, and 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

   Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the year ended December, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through February 24, 2010, which was the date the financial statements were available to be issued.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and 2008, and expenses for the years ended December 31, 2009, and 2008, and the period from re-entering the development stage (August 9, 2006) through December 31, 2009.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.

Initial activities of the Company through December 31, 2009, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans.  The Company completed in early May 2007, an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,788,600 shares of common stock on behalf of selling stockholders.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

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
DECEMBER 31, 2009, AND 2008

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

On October 4, 2007, Cosell Investments, Ltd. (the “Buyer”), and two stockholders of the Company, Kingsgate Development, Ltd. and Eastern Glow Investment, Ltd. (collectively, the “Sellers”), entered into a Stock Purchase Agreement.  Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 1,495,400 shares of common stock of the Company.  As a result of the Stock Purchase Agreement, on October 12, 2007, the Buyer acquired approximately 34.9 percent of the issued and outstanding shares of common stock of the Company directly from the Sellers.

Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction to purchase the 1,495,400 shares of common stock of the Company from the Sellers, (i) the Buyers’ nominee, Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company, effective as of 10 days after the delivery to the stockholders of the Company of an Information Statement pursuant to Rule 14f.  In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

4)           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009, and 2008, were as follows (using a 15 percent effective Federal income tax rate):

	2009	2008

Current Tax Provision:
Federal -	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	$(7,770)	$6,042
Change in valuation allowance	7,770	(6,042)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009, and 2008, as follows:

	2009	2008

Loss carryforwards	$(50,073)	$(42,303)
Less - Valuation allowance	50,073	42,303

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2009, and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2009 and 2008, the Company had approximately $333,822 and $282,020, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2029.

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
DECEMBER 31, 2009, AND 2008

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

As of December 31, 2009, the Company owed to a stockholder $135,581 (2008 - $83,325), that was loaned to the Company.  The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

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

(7)           Changes in State of Incorporation, Common Stock, and Year End

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
DECEMBER 31, 2009, AND 2008

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

(8)           Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, AND 2008

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.