Form 10-Q
period 2010-03-31
ISDERA NORTH AMERICA, INC.
filed 2010-05-17
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,284,400 shares of common stock as of May 17, 2010.

ITEM 1. FINANCIAL STATEMENTS Financial Statements follow the signature pages of this Report.
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

Results of Operations

The following table presents certain consolidated statement of operations information for the three-month periods ended March 31, 2010, and 2009. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Three Months
	Ended March 31,
	2010	2009
Revenues	$-	$-

Expenses:
General and administrative -
Legal fees	3,500	15,000
Accounting and audit fees	1,500	2,000
Filling Fees	-	-
Transfer agent fees	742	700
Other	1,994	945
Bank fees	-	-
Total general and administrative expense	7,736	18,645
Net (Loss)	$(7,736)	$(18,645)

We are a development stage company, and have not generated any revenues since re-entering the development stage on August 6, 2006. General and administrative expenses were $ 7,736 and $18,645 for the three-month periods ended March 31, 2010, and 2009, respectively. The expenses incurred in 2010 were mainly attributable to legal fees and other SEC filing fees.

Liquidity and capital resources

Net cash provided by financing activities amounted to $13,961 and $0 for the three-month periods ended March 31 2010, and 2009, respectively.

Cash and cash equivalents were $ 0 at March 31, 2010, and current assets totaled $0. The Company's total current liabilities were $169,642 at March 31, 2010. Negative working capital as of March 31, 2010, was $(169,642).

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company, is not required to provide the information required by this Item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. During our review of controls, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management, currently consisting of one person currently serving as the sole executive officer and director, has determined that these control deficiencies constitute material weaknesses exist as of March 31, 2010.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th of March, 2010.

ISDERA NORTH AMERICA, INC.
(Registrant)

By:	/s/ Jing Jiang
Jing Jiang Chief Executive Officer, Chief Financial Officer

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Interim Financial Statements-

Balance Sheets as of March 31, 2010, and December 31, 2009	F-2

Statements of Operations for the Three Months Ended March 31, 2010, and 2009, and the Period from Re-entering the Development Stage Through March 31, 2010	F-3

Statements of Cash Flows for the Three Months ended March 31, 2010, and 2009, and the Period from Re-entering the Development Stage Through March 31, 2010	F-4

Notes to Financial Statements March 31, 2010, and 2009	F-5

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009
(Unaudited)

	2010	2009

ASSETS

Current Assets:
Cash in bank	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Account Payable - Trade	$155	$206
Accrued liabilities	19,945	26,119
Due to related party - Stockholder	149,542	135,581

Total current liabilities	169,642	161,906

Total liabilities	169,642	161,906

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 500,000,000 shares
authorized; 4,284,400 shares issued and outstanding	4,284	4,284
Additional paid-in capital	167,632	167,632
Prior accumulated (deficit)	(53,862)	(53,862)
(Deficit) accumulated during the development stage	(287,696)	(279,960)

Total stockholders' (deficit)	(169,642)	(161,906)

Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes to financial statements
are an integral part of these balance sheets.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AND THE
PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE
(AUGUST 9, 2006) THROUGH MARCH 31, 2010
(Unaudited)

			Period From
			Re-entering
	Three Months		the Development
	Ended March 31,		Stage Through
	2010	2009	March 31, 2010

Revenues	$-	$-	$-

Expenses:
General and administrative -
Legal fees	3,500	15,000	168,511
Consulting fees	-	-	38,545
Accounting and audit fees	1,500	2,000	55,520
Transfer agent fees	742	700	11,459
Filing Fees	-	-	10,058
Other	1,994	945	2,394
Bank fees	-	-	98

Total general and administrative expenses	7,736	18,645	286,585

(Loss) from Operations	(7,736)	(18,645)	(286,585)

Other (Expense)
Interest (expense)	-	-	(956)

Total other (expense)	-	-	(956)

Provision for income taxes	-	-	(155)

Net (Loss)	$(7,736)	$(18,645)	$(287,696)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	4,284,400	4,284,400

The accompanying notes to financial statements are
an integral part of these statements.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2010, AND 2009, AND THE
PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE
(AUGUST 9, 2006) THROUGH MARCH 31, 2010
(Unaudited)

			Period From
			Re-entering
	Three Months Ended		the Development
	March 31,		Stage Through
	2010	2009	March 31, 2010

Operating Activities:
Net (loss)	$(7,736)	$(18,645)	$(287,696)
Adjustments to reconcile net (loss) to net cash(used in) operating activities:
Consulting and professional fees paid by issued shares	-	-	108,545
Accrued interest expense paid by issued shares	-	-	956
Changes in net assets and liabilities -
Prepaid expenses	-	(2,100)	-
Accounts payable - Trade	(51)	-	155
Accrued liabilities	(6,174)	20,745	19,945

Net Cash (Used in) Operating Activities	(13,961)	-	(158,095)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Due to related party - Director and stockholder	13,961	-	222,303
Repayment of related party loans - Director and stockholder	-	-	(67,058)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by Financing Activities	13,961	-	157,195

Net (Decrease) in Cash	-	-	(900)

Cash - Beginning of Period	-	46	900

Cash - End of Period	$-	$46	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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
MARCH 31, 2010, AND 2009
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

   Unaudited Interim Financial Statements

The accompanying financial statements of the Company as of March 31, 2010, and December 31, 2009, and for the three-month periods ended March 31, 2010, and 2009, and cumulative from the date of re-entering the development stage, are unaudited.  However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and December 31, 2009, and the results of its operations and its cash flows for the three-month periods ended March 31, 2010, and 2009, and cumulative from the date of re-entering the development stage.  These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the audited financial statements of the Company as of December 31, 2009, filed with the SEC in its Annual Report on Form 10-K for additional information, including significant accounting policies.

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2010, and 2009.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

   Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes.  Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2010, and December 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and December 31, 2009, and expenses for the three months ended March 31, 2010, and 2009, and the period from re-entering the development stage (August 9, 2006) through March 31, 2010.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  The business plan of the Company is to market and sell, in North America, high-end automobiles and products produced by the German automaker Isdera GMBH.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Initial activities of the Company through March 31, 2010, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans.  The Company completed in early May 2007 an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,788,600 shares of common stock on behalf of selling stockholders.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

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

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

(4)           Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010, and 2009, were as follows (using a 15 percent effective Federal and state income tax rate):

	2010	2009

Current Tax Provision:
Federal -	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal -
Loss carryforwards	$(1,160)	$(2,797)
Change in valuation allowance	1,160	2,797

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010, and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$(51,234)	$(50,073)
Less - Valuation allowance	51,234	50,073

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, and December 31, 2009, the Company had approximately $341,558 and $333,822, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2029.

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

As of March 31, 2010, and December 31, 2009, the Company owed to a stockholder $149,542 and $135,581, respectively, that was loaned to the Company.  The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment.

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

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
MARCH 31, 2010, AND 2009
(Unaudited)

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