Form 10-K
period 2010-12-30
ISDERA NORTH AMERICA, INC.
filed 2011-04-15
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-52844

ISDERA NORTH AMERICA, INC.
 (Exact name of registrant as specified in its charter)

Nevada	11-288589
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7-F, Xinghe Building, Central Road, Shajing, Baoan District
Shenzhen, PRC 518100
(Address of principal executive offices)   (Zip code)

Issuer's telephone number: 011-86-755-2721-9066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares $0.001 par value	None

Securities registered pursuant to section 12(g) of the
(Title of class): None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

On February 22, 2011, the registrant consummated the acquisition of Fantaly Travel Holdings Group, Ltd., and thereby entered the travel service business in China. Prior thereto and as of its fiscal year ending December 31, 2010, the registrant was a shell company as defined by Rule 12b-2 of the Exchange Act. In connection with the Acquisition, the registrant issued 25,715,600 shares of its common stock, representing 85.7% of its shares of common stock outstanding immediately following consummation of the acquisition and as of the date of this report. As of March 31, 2011, approximately 18,395,959 shares of registrant's common stock are held by non-affiliates. In making this determination the registrant assumed all of its officers, directors, and 10% or greater shareholders, are affiliates for the purpose of this paragraph, and that the ownership reports made by such officers, directors, and 10% or greater shareholders on Forms 3 and 4, if any, are accurate as of the date of this report. By virtue of the Acquisition there occurred a change in the control of the registrant.

During a portion of the fiscal year ended December 31, 2010, and until September 2, 2010, shares of the registrant's common stock were available for quotation through the inter-dealer quotation facilities of the OTC Bulletin Board ("OTC BB") under the symbol INAI. On September 3, 2010, the shares were deleted from the OTC BB rendering them unavailable for quotation through the facilities thereof. Since September 3, 2010, the shares have been available for quotation through the inter-dealer quotation facilities of the OTC Markets, Inc's so-called "Grey Market" quotation service. Since at least January 1, 2009, there have been no inter-dealer quotations entered, and no inter-dealer purchase and sale transactions reported, on either the OTC BB or the OTC Markets, Inc. inter-dealer quotation systems.

At March 31, 2011, the registrant had outstanding 30,000,000 shares of its common stock, $.001 par value.

Documents incorporated by reference:  Not Applicable.

Form 10-K
Isdera North America, Inc.

Index

Forward-Looking Statements

We have made statements in this report that constitute forward-looking statements, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will, or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Readers should not place undue reliance on forward-looking statements that are based on management's current expectations, and projections about future events are not guarantees of future performance, and are subject to risks, uncertainties and assumptions. Our actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under Item 1A, Risk Factors.

The forward-looking statements speak only as of the date on which they are made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Except where the context otherwise requires and for purposes of this report only:

•
the terms “we,” “us,” “our company,” and “our” collectively refer to Isdera North America, Inc. (“Isdera” when referring solely to our Nevada incorporated registrant herein); our wholly-owned subsidiary, Fantaly Travel Holdings Group, Ltd, a British Virgin Islands corporation (“Fantaly”); Fantaly’s wholly-owned subsidiary, Link Top Corporation, Limited a Hong Kong registered company ("Link Top"), and Link Top's wholly owned subsidiary, Shenzhen FeiLaiFa Aviation Service Co., Ltd ("FeiLaiFa"), a Chinese limited liability company.

•	"Fantaly" refers to Fantaly Travel Holdings Group, Limited, and its consolidated subsidiaries, Link Top and FeiLaiFa.

•	“shares” and “common stock” refer to our shares of common stock, $0.001 par value per share;

•	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this report only, excluding Taiwan, Hong Kong and Macau, unless included by specific reference thereto; and

•	all references to “RMB,” “Renminbi” and “¥” are to the legal currency of China and all references to “USD,” “U.S. dollars,” “dollars,” and “$” are to the legal currency of the United States;

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

•	"Exchange Act Rules" refers to the rules promulgated under the Exchange Act; and,

•	"SEC" refers to the United States Securities and Exchange Commission.

Index

Unless otherwise stated, we have translated balance sheet amounts with the exception of equity at December 31, 2010 at RMB 6.6018 to $1.00 as compared to RMB 6.8372 to $1.00 at December 31, 2009. The equity accounts are stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2010 and the year ended December 31, 2009 were RMB 6.7696 and RMB 6.84088, respectively. We make no representation that the RMB or U.S. dollar amounts referred to in this report could have been or could be converted into U.S. dollars or RMB, as the case may be, at any particular rate or at all. Any discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

PART I

Introductory Statement

On February 22, 2011, subsequent to our year ended December 31, 2010, and pursuant to the terms of an Exchange Agreement of that date, we consummated the acquisition (the "Acquisition") of Fantaly Travel Holdings Group, Limited, a British Virgin Islands company ("Fantaly"). The Acquisition is more specifically described herein under the heading, Item 1, Business, Our Corporate History, and in our Current Report on Form 8-K of February 22, 2011, filed with the SEC on that date. By virtue of the Acquisition we acquired Fantaly's wholly owned subsidiary, Link Top Corporation Limited ("Link Top"), and Link Top's wholly owned subsidiary, Shenzhen Feilaila Aviation Service Co., Ltd. (“FeiLaiFa”). FeiLaiFa is a company organized pursuant to the laws of the Peoples' Republic of China and is engaged in the travel agency and travel services business in the PRC. Prior to the Acquisition, we were a shell company as defined by Rule 12b-2 of the Exchange Act, and had no operations and no revenues from operations. Consequently, for all practical purposes of this report, the historical operations of FeiLaiFa have become Fantaly's operations, and by virtue of the Acquisition, our operations. Therefore, unless specified otherwise, for purposes of clarity and to accurately reflect our entry into the travel agency and travel services business, the information presented herein presumes that the Acquisition was consummated on January 1, 2009. The information presented herein, and in our unaudited pro forma consolidated financial statements presented following Item 15 hereof, does not purport to represent our historical operations or what our financial position would have been had the Exchange Agreement been consummated on January 1, 2009, nor is it indicative of our future financial position. You should not rely on this information as being indicative of the historical result that would have been achieved had the companies always been combined since January 1, 2009, or the future results that the combined companies will experience in the future. This report should be read in conjunction with: (i) our audited financial statements, (ii) the audited consolidated financial statements of Fantaly and its subsidiaries, and, (iii) the unaudited pro forma consolidated income statements and balance sheets of Isdera and Fantaly, together with the respective accompanying notes and assumptions thereto, presented following Item 15 of this Annual Report on Form 10-K.

Item 1. Business

Introduction

Isdera North America, Inc. is a holding corporation whose subsidiary, Fantaly, is engaged in the travel business in China through its China-based operating subsidiary, Shenzhen FeiLaiFa Aviation Service Co., Ltd. (“FeiLaiFa”). FeiLaiFa is engaged in China domestic and international airline ticketing services (including international travel through Hong Kong, Macao, and Taiwan), train ticketing, and cargo transportation agency services. Additionally, the company also provides hotel reservations, packaged tours, map and daily convenience services, and air delivery. FeiLaiFa's operations are based in Shenzhen, PRC, which is in southern China. FeiLaiFa's travel services are offered throughout the PRC, via the Internet (website address: www.96978.cn) and through customer service representatives. FeiLaiFa is generally known by, and conducts business in China under the name “FeiLaiFa.”

Index

Our Corporate History

Isdera North America, Inc. is a Nevada corporation (formerly a New York corporation) that prior to the Acquisition of Fantaly on February 22, 2011, was in the development stage, had no operations, and no revenues.  Isdera was a “shell company” as defined by Rule 12b-2 of the Exchange Act.

On October 12, 2007, Cosell Investments, Ltd. ("Cosell") acquired from two of our then Shareholders, Kingsgate Development, Ltd. and Eastern Glow Investments, Ltd., 1,495,400, shares of our common stock, approximately 34.9% of the issued and outstanding shares of our common stock, pursuant to the terms and subject to the conditions of a Stock Purchase Agreement dated October 4, 2007. Immediately thereafter and pursuant to the terms of the Agreement, (i) Cosell’s nominee, Jing Jiang, was appointed to the Board of Directors, and (ii) Ruediger Albrecht tendered his resignation from the Board of Directors and as an officer of the Company. In addition, Jing Jiang was appointed as the Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

On May 29, 2008, pursuant to approval granted by our shareholders we: (i) changed our state of incorporation from New York to Nevada (which became effective on June 16, 2008, through our merger into our wholly owned Nevada subsidiary formed for this purpose); (ii) amended our Articles of Incorporation to increase the number of our authorized shares of common stock from 50,000,000 shares to 500,000,000 shares; and, (iii) amended our Bylaws to change our fiscal year end from June 30 to December 31.

On February 22, 2011, we entered into and simultaneously closed a Share Exchange Agreement dated February 22, 2011 (the “Exchange Agreement”) with Fantaly Travel Holdings Group Limited, a British Virgin Islands company (“Fantaly”), and the shareholders of Fantaly (hereinafter identified as the “Fantaly Shareholders”), pursuant to which Isdera acquired all of the outstanding shares of Fantaly in exchange for the issuance to the Fantaly Shareholders, of 25,715,600 shares of the common stock of Isdera, or approximately 85.7% of the outstanding shares of the common stock of Isdera.

Fantaly is a holding company that acquired all of the outstanding stock of Link Top Corporation Limited (“Link Top”) on November 26, 2010. Link Top, a Hong Kong corporation, is a holding company that acquired all of the outstanding stock of Shenzhen FeiLaiFa Aviation Service Co. Ltd. (“FeiLaiFa”) on November 25, 2010.

Upon consummation of these transactions and the Acquisition, FeiLaiFa, became our wholly owned subsidiary.

Index

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act.

Our Corporate Structure

The following chart reflects our organizational structure after giving effect to our Acquisition of Fantaly that occurred on February 22, 2011.

Isdera North America, Inc.

100%
Fantaly Travel Holdings Group Ltd. (BVI)

100%
Link Top Corporation Ltd. (HK)

(Outside China)

(Inside China)
100%

Shenzhen FeiLaiFa Aviation Service Co., Ltd. (CN)

History of Shenzhen FeiLaiFa Aviation Service Co., Ltd.

The travel agency and travel services Fantaly provides are offered through Shenzhen FeiLaiFa Aviation Service Co., Ltd. (“FeiLaiFa”). FeiLaiFa was organized under the laws of China in December 1999, as a traditional air and rail travel ticket-booking agency.

In recent years FeiLaiFa has expanded its business into new service offerings such as chartered flight services, hotel reservations, and air cargo. FeiLaiFa passed the ISO9000-2000 quality control authentication during 2003. To provide a high level of services to its customers, FeiLaiFa, during 2004, improved its software and hardware systems enabling the integration of its sales management network, call center, and customer management. FeiLaiFa also launched an online flight booking service and hotel reservation service.

Index

As of the date of this report, FeiLaiFa has developed into a leading provider of travel agency and travel related services in South China. It employs what we regard as several advanced software and hardware facilities, including a fiber optic digital network, internal local area network engineering, our call center, and a 24 hour national service reservation hotline. FeiLaiFa also established a computer interface with the airline ticket distribution center of the Civil Aviation Administration of China to achieve real time inquiry and booking capabilities.

Our Travel Agency and Travel Service Business; Products and Services

Our principal business is tourism-related services and is conducted in China. These services require several service delivery platforms, such as a call center service, an online Internet inquiry and transaction platform, and walk-in locations. As a supplier of tourism-related services based in South China, we combine the traditional tourism service with advanced technology using e-commerce technologies to provide efficient and convenient services. Currently, our core business is oriented toward hotel reservations and flight ticketing. However, we are working to develop other related businesses. As we develop our business we intend to implement new travel services and products, and new delivery technologies including a mobile payment facility, business travel management services, group purchasing programs, and a unique "travel supermarket" by which we will provide travelers with a single web-based location from which to plan and book virtually all of their travel, lodging, activities, and transportation related needs. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, MD&A Respecting Fantaly Travel Holding Group, Limited and its Consolidated Subsidiaries, for a further description of our business.

Flight Ticketing

We act as a sales agent for both domestic and international airline logistics (passengers and cargos), including Hong Kong, Macau and Taiwan, and airline transportation (passengers). We are authorized, through FeiLaiFa, to conduct our business by the Civil Aviation Administration of China (CAAC) and the CAAC Central and Southern Regional Administration. We are an agent for all major airlines in China as well as many international airlines that operate flights originating in China.

We offer and service flight ticketing services through our call center, via our Internet website, and through physical business offices. Our call center operates from Shenzhen where we receive calls 24 hours per day from throughout China.  Our Internet service (website address: www.96978.cn) provides online inquiry and reservation services 24 hours per day and is available to Internet users anywhere in China. We operate four walk-in business offices located in Luohu, Baoan, Jichang and Shajin. Customers can call these offices or visit them in person during office hours.

We also serve travel agents who do not have sales agency qualification issued by the China National Tourism Administration.

Index

We make flight reservations through China TravelSky Holding Company ("China TravelSky"), which is China’s only nationwide system for air ticket reservations. We issue and deliver air tickets using branch offices and a network of local agents in major cities throughout China, and via E-Tickets.

We also provide chartered flight services, where we commit to air carriers to sell all or part of the carrier’s airline tickets for particular destinations. By doing this we gain a price advantage as compared to the regular fare and sell these tickets to small-size or mid-size travel agencies.

Hotel Reservations

We act primarily as an agent in our hotel reservation transactions. We make room reservations based on customer inquiries, and upon the completion of a customer’s stay, we calculate our commissions, which are generally a percentage of the nightly hotel room rate or a fixed amount per room night. We also confirm the length of the customer’s stay. We pay no penalty to hotels for “no-shows” on confirmed reservations, although we are not paid any commission for such no-show reservations. Because we generally do not pre-purchase hotel rooms that we book for our customers, we do not carry significant inventory risk.

Commencing during 2008, we built a business relationship with China TravelSky respecting its hotel booking business through which we provide better services to our customers in making hotel reservations.

Our Suppliers and Customers

Our Suppliers

We act as an air transport sales agent. We strive to maintain good relationships with our travel suppliers. We are dependent on continued relationships with China TravelSky, to which we pay fees for searches of airfares. We also are dependent on relationships with air carriers and other travel service providers. However, we don’t have any exclusive arrangement with any travel service suppliers. For the year ended December 31, 2009 our five largest suppliers were China TravelSky, Shenzhen Airlines, China Southern Airline Co., Ltd., Hainan Airlines, and China Eastern Airlines. Our two largest suppliers being TravelSky Technology Ltd, at 20% and Shenzhen Airlines at 11% of total supplier purchases. Each of the remaining five largest supplies represent less than 10% of total supplier purchases.

For the year ended December 31, 2010, our top five suppliers were China TravelSky, Shenzhen Airlines, China Southern Airline Co., Ltd., Shenzhen Huate Aire Service Co., Ltd., and Shenzhen Baiyun Air Service Co., Ltd.  Our two largest suppliers, China TravelSky and Shenzhen Airlines, accounted for 62% and 9% of total supplier purchases respectively.  Each of the remaining top five suppliers accounted for less than 10% of total supplier purchases.

Index

Our Customers

Our customers include both individuals and other travel agency companies. We strive to maintain loyal customers by creating customer profiles that provide future sales and marketing opportunities. We also grant large and repeat customers VIP customer status entitling them to larger discounts and special promotions. The Company also periodically arranges high-end tours for its VIP customers. The call center plays an important role in dealing with inbound calls and collecting feedback from our customers. If we successfully promote our brand and grow our business in the future, we believe that Internet search engines will be an increasingly important channel for customers to research travel services, and engage our services. Consequently, we have commenced the implementation of customer relationship management strategies to improve our relationship with our customers.

We are not dependent on any individual customer or travel agent. For the years ended December 31, 2010 and 2009, no single customer represented more than 3% of our revenues. In 2010, sales to our largest customer, a travel agent, represented 2% of our revenues.

Marketing and Advertising

Media plays an important role in identifying prospective customers. We employ numerous advertising and media channels, including TV advertising, graphic displays on commercial buildings, video advertising via closed circuit media systems such as inside shopping centers, and on subway cars, elevator advertising, and outdoor LED signs. Our customer service hotline is available 24 hours a day and seven days a week to communicate with individual customers. Our marketing department is responsible for implementing various marketing models to develop and maintain key accounts.

Employees

As of December 31, 2010, FeiLaiFa employed approximately 129 employees distributed among our various departments as follows: Accounting, Administration and Management, 15 employees; Sales and Marketing, 10 employees; Customer Service Center 99 employees; and, IT Department, 5 employees. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

Competition

The travel agency and travel services industry in China is fragmented and characterized by numerous businesses of varying sizes, each employing its own, sometimes unique, approach to providing travel related services to commercial and individual travel customers.  In particular, the area of airline ticketing has been dominated by traditional flight booking agencies that are well established in the Chinese market.  Many of these businesses possess greater financial resources than we do, and may employ business models vastly different from our own. However, in the recent history of the travel business in China, the growth of the Internet, the increased use of credit and debit cards, the implementation of E-Ticketing, and the rapid expansion and improvements made in the hotel and accommodation industry have created opportunities for innovative approaches to the travel agency and travel services industry. We believe that our focus on customer service and the implementation of technologies designed to expedite the delivery of travel products and services will enable us to compete effectively by meeting the demands of present day travelers, and to rapidly adjust our product and service offering, as well as our delivery methods, to meet the changing needs of travelers as the travel industry and China’s economic conditions continue to improve.

Index

  The travel agency and travel services industry also is significantly impacted by the growth of China's economy, a factor over which we have no control. In an event of a slowing or downturn in the growth of China's economy, we expect a negative impact on the travel agency and travel services industry overall. In this event we expect a downturn in our own business. We can give no assurance that the level of our financial resources or our approach to the travel business will permit us to expand our business or be successful versus our competitors, or that we can compete effectively in the event of a slowing or downturn in the economy of China.

Our major competitors are eLong, Inc., Ctrip.com International Ltd., Mangocity.com Ltd., ET Solution Co. Ltd, and Best Tone Travel.

Corporate Information

In connection with the Acquisition we recently relocated our corporate headquarters. Our principal executive office is now located at 7-F, Xinghe Building, Central Road, Shajing, Boan District Shenzhen, PRC 518100. Our telephone number is 011 (86) 755-2721-9066.

Government Regulation

Current Chinese laws and regulations require permission from the Chinese government to operate an air-ticketing business or a travel agency in China. Moreover, these laws and regulations impose restrictions on foreign ownership of the air-ticketing services and travel agencies, Our management believes that the ownership structures, businesses, and the operation of our subsidiaries in China comply with all existing Chinese laws, rules and regulations, as more specifically discussed below.

General Regulation of Our Businesses

Air-ticketing. The air-ticketing business is subject to the supervision of the Civil Aviation Administration of China ("CAAC") and its regional branches. The principal regulation governing air ticketing in China is the Administration on Civil Aviation Transporting Marketing Agency Business Regulations (1993).

Under these regulations, an air-ticketing agency must obtain a permit from CAAC or its regional branch in every city in which the agency proposes to conduct the air-ticketing business. There are two types of air-ticketing permits in China: permits for selling tickets for international flights and flights to Hong Kong, Macau and Taiwan, and permits for selling tickets for domestic flights in China. FeiLaiFa possesses the permit required to conduct our business as described herein.

Travel Agency. The travel agency industry is subject to the supervision of the China National Tourism Administration ("CNTA”) and local tourism administrations. The principal regulations governing travel agencies in China are the Administration of Travel Agencies Regulations (1996), as amended, and the Administration of Travel Agencies Implementing Rules (2001).

Index

Under these regulations, a travel agency must obtain a license from the CNTA in order to conduct cross-border travel business, and a license from the provincial-level tourism administration in order to conduct domestic travel agency business. FeiLaiFa possesses the licenses necessary to conduct our business as described herein.

Restrictions on Foreign Ownership

The principal regulations governing foreign ownership of air-ticketing businesses and travel agencies in China is the Foreign Investment Industrial Guidance Catalogue (amended in 2007 and referred to herein as the "Catalogue"), and the Establishment of Foreign-controlled and Wholly Foreign-owned Travel Agencies Tentative Provisions (2003). Under these regulations, a foreign investor is limited to the percentage ownership of air-ticketing businesses and travel agencies specified in such regulations.

However, recent revisions to Chinese laws and regulations, including China's Ministry of Commerce's, or "MOFCOM's," Regulation on Travel Agencies (February 20, 2009), Supplement VII to the Mainland and Hong Kong Closer Economic Partnership Arrangement (May 27, 2010), and the Annex to such Supplement, have liberalized the ownership of Chinese air-ticketing businesses and travel agencies by companies established pursuant to the laws of Hong Kong. The acquisition of FeiLaiFa by Link Top was approved by the relevant authorities during the fourth quarter of 2010. Our management does not believe that any further approvals are presently required to conduct our business as herein described.

The National Development and Reform Commission and the Ministry of Commerce periodically jointly revise the Catalogue. Consequently, there is a possibility that the Catalogue may be revised to repeal the liberalizations above-mentioned. It is unclear to us how such a revision would affect our existing business, but it may have an adverse effect on our business as now conducted and any expansion we may attempt in the future.

Taxation

We are a “C” corporation and report and pay taxes in the United States in accordance with Subchapter C of the Internal Revenue Code and Treasury Regulations thereunder. See Item 1A. Risk Factors, for a description of risks that may arise in the event the Internal Revenue Service determines we are a “passive foreign investment company.”

Fantaly is a tax-exempt company incorporated in the British Virgin Islands and conducts all of its business through its subsidiary, FeiLaiFa, in China.

FeiLaiFa is subject to taxation in the PRC. Under the Enterprise Income Tax Law of the PRC (the "EIT Law"), effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises) and revoked existing tax exemptions, reductions and preferential treatments applicable to foreign-invested enterprises. However, the law provides a transition period for enterprises, whether foreign-invested or domestic, that were receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% continue to enjoy the lower rate and gradually transition to the new tax rate within five years after the effective date of the EIT Law. Enterprises entitled to exemptions or reductions from the standard income tax rate for a fixed term continue to enjoy such treatment until the fixed term expires. However, the two-year exemption from enterprise income tax for foreign-invested enterprise began January 1, 2008 instead of from when such enterprise first becomes profitable. Preferential tax treatments will continue to be granted to industries and projects that are strongly supported and encouraged by the state, and enterprises otherwise classified as “new and high technology enterprises strongly supported by the state” will be entitled to a 15% enterprise income tax rate even though the EIT Law does not currently define this term.

Index

FeiLaiFa, for its fiscal years ended December 31, 2010 and 2009, had a preferential tax rate of 22% and 20%, respectively. Its preferential tax rate for its 2011 fiscal year is 24%. This preferential rate will phase out in 2012 when it will become 25%.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange. The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996) administered by the State Administration of Foreign Exchange ("SAFE") . Under these regulations, Renminbi are freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loans, repatriation of investment and investment in securities outside China, unless the prior approval of SAFE or its local counterpart is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise like FeiLaiFa, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount. Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be effective. Any increase in the amount of the total investment and registered capital must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making these loans.

Dividend Distribution. The principal regulations governing the distribution of dividends by foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China, like FeiLaiFa may pay dividends only out of their retained profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their respective retained profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprise. These reserves are not distributable as cash dividends.

Notice 75.  On October 21, 2005, SAFE issued Notice 75, which became effective as of November 1, 2005. According to Notice 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.

Index

Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

PRC residents who control our company are required to register with SAFE in connection with their investments in us. Such individuals have not commenced the registration process. Furthermore, if we use our stock or other equity interest to purchase the assets or equity interest of a PRC company owned by PRC residents in the future, such PRC residents will be subject to the registration procedures described in Notice 75.

The M&A Rule and Overseas Listing

On August 8, 2006, six PRC regulatory agencies, including the Chinese Securities Regulatory Commission, or CSRC, promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the new M&A rule, to regulate foreign investment in PRC domestic enterprises. The M&A rule provides that the Ministry of Commerce must be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise and any of the following situations exists: (i) the transaction involves an important industry in China; (ii) the transaction may affect national “economic security”; or, (iii) the PRC domestic enterprise has a well-known trademark or historical Chinese trade name in China. The new M&A rule also contains a provision requiring overseas special purpose vehicles ("SPVs"), formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC issued a clarification that sets forth the criteria and process for obtaining any required approval from the CSRC.

While the application of this new M&A rule is unclear, our management believes we have obtained approvals required to conduct our business as herein described. See, Item 1, Business, Government Regulation, General Regulation of our Business.

Regulations on Offshore Parent Holding Companies’ Direct Investment in and Loans to Their PRC Subsidiaries.

An offshore company may invest equity in a PRC company which will become the PRC subsidiary of the offshore holding company after investment. Such equity investment is subject to a series of laws and regulations generally applicable to any foreign-invested enterprise in China, which include the Wholly Foreign Owned Enterprise Law, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Contractual Joint Venture Enterprise Law, all as amended from time to time, and their respective implementing rules; the Tentative Provisions on the Foreign Exchange Registration Administration of Foreign-Invested Enterprise; and the Notice on Certain Matters Relating to the Change of Registered Capital of Foreign-Invested Enterprises.

Index

Under the aforesaid laws and regulations, the increase of the registered capital of a foreign-invested enterprise is subject to the prior approval of the authority which approved the initial investment. In addition, the increase in registered capital and the total investment amount must both be registered with SAIC and SAFE.

Shareholder loans made by offshore parent holding companies to their PRC subsidiaries are regarded as foreign debts in China for regulatory purposes which are subject to a number of PRC laws and regulations, including the PRC Foreign Exchange Administration Regulations, the Interim Measures on Administration on Foreign Debts, the Tentative Provisions on the Statistics Monitoring of Foreign Debts and the Administration Rules on the Settlement, Sale and Payment of Foreign Exchange.

Under these regulations, shareholder loans made by offshore parent holding companies to their PRC subsidiaries are to be registered with SAFE. Furthermore, the total amount of foreign debts that can be incurred by such PRC subsidiaries, including any shareholder loans, shall not exceed the difference between the total investment amount and the registered capital amount of the PRC subsidiaries, both of which are subject to governmental approval.

Intellectual Property Rights

Trademark

The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to all of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

The PRC Trademark Law, adopted in 1982 and revised in 2001, and implementation rules adopted in 2002, protect registered trademarks. The Trademark Office of the State Administration of Industry and Commerce (“SAIC”) handles trademark registrations and grants trademark registrations for a term of ten years.

Index

We have registered the trademark "FeiLaiFa" as a trademark with China’s SAIC Trademark Office, in Class No. 39, which relates to Freight, Passenger Transport, Cargo Operators, Transport Operators, Transport Information, Motor Transport, Air transportation, Tourism, Travel Arrangements and Travel Seats Scheduled. The registration is valid from October 14, 2008, to October 13, 2018. As a registered trademark “FeiLaiFa” is exclusively owned by FeiLaiFa for products within the range limited by Class No. 39; any identical or similar trademark may not be used on commodities involved in Class No. 39. FeiLaiFa does not currently own any trademark on “FeiLaiFa” outside of Class No. 39. In the event of trademark infringement, the SAIC has the authority to fine the infringer and to confiscate or destroy the infringing products. In addition to actions taken by SAIC, FeiLaiFa would be entitled to sue an infringer for compensation.

Business Trade Secrets

Article 10 of China’s Anti-Unfair Competition Law defines a business secret as technical information and operational information which is not known to the public, which is capable of bringing economic benefits to the owners of the rights, which has practical applicability and which the owners of the rights have taken measures to keep secret.

At the present time, we do not believe that any of our business activities or process constitutes "business secrets." However, if and when we deem any aspect of our business to constitute a business secret, we intend to adopt appropriate measures to protect our business secrets from disclosure to our competitors and other third parties.

Notwithstanding any measures we adopt, if we are required to sue to protect our rights in the premix, the ultimate determination of whether a particular business activity or process constitutes a business secret protected under Chinese law will be made on the facts of the case itself. We cannot guarantee that we will be found to have a business secret or that any court will protect the rights we may assert.

ITEM 1A. Risk Factors

The purchase of our common shares involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and other information and our consolidated financial statements and related notes included elsewhere in this report. If any of the following events actually occurs, our financial condition or operating results may be materially and adversely affected, our business may be severely impaired, and the price of our common stock may decline, perhaps significantly. This means you could lose all or a part of your investment if you purchase our shares of common stock.

Risks Related to Our Business and Industry

Risks associated with business declines or disruptions in the travel industry generally could reduce our revenue.

A large part of our revenue is driven by the trends that occur in the travel industry in the PRC, including the hotel, airline, and packaged-tour industries. As the travel industry is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. Other adverse trends or events that tend to reduce travel and are likely to reduce our revenue include the following: (i) an outbreak of political or economic unrest in China; (ii) a recurrence of SARS or any other serious contagious diseases; (iii) increased prices in the hotel, airline, or other travel-related industries; (iv) increased occurrence of travel-related accidents; (v) outbreak of war or conflict in the Asia-Pacific region; (vi) increases in terrorism or the occurrence of a terrorist attack  in the Asia-Pacific region; (vii) poor weather conditions; and, (viii) natural disasters.

Index

We could be severely affected by changes in the travel industry and will, in many cases, have little or no control over those changes. As a result of any of these events, our operating results and financial condition could be materially and adversely affected.

 Loss of key personnel could affect our ability to successfully grow our business.

We are highly dependent upon the services of our senior management team. The permanent loss for any of the key executives could have a material adverse effect upon our operating results.

Moreover, We compete for qualified personnel with other travel related businesses. Competition for these personnel could cause our compensation costs to increase, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

Our operating history is not an adequate basis to judge our future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in evolving industries such as the travel agency and travel service industry in the PRC. Our operating history to date is not adequate to evaluate how we will address these risks and difficulties in the future. Some of the risks relate to our ability to: (i) attract and retain customers and encourage our customers to engage in repeat transactions; (ii) retain our existing agreements and relationships with travel suppliers such as hotels and airlines and to expand our product and service offerings on satisfactory terms with our travel suppliers; (iii) operate, support, expand and develop our operations, our call centers, our website, and our communications and other systems; (iv) diversify our sources of revenue; (v) maintain effective control of our expenses; and (vi) respond to changes in our regulatory environment.

If we are not successful in addressing any or all of these risks, our business may be materially affected in an adverse manner.

The travel industry in China is seasonal.

Our business travel operations experience seasonal fluctuations, reflecting seasonal variations in demand for travel services. During the first quarter, demand for travel services generally declines in the PRC and the number of bookings flattens or decreases, in part due to a slowdown in business activity during the Chinese New Year holiday. Demand for travel services generally peaks during the second half of the year and there may be seasonal fluctuations in allocations of travel services made available to us by travel suppliers. Consequently, our revenue may fluctuate from quarter to quarter.

Index

Our business depends on the technology infrastructure of third parties.

We rely on third-party computer systems and other service providers, including the computerized reservation systems of airlines and hotels to make reservations and confirmations. Other third parties provide, for instance, our back-up data center, telecommunications access lines, significant computer systems and software licensing, support and maintenance service and air-ticket delivery. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service.

Our management is comprised almost entirely of individuals residing in the PRC having differing cultural and educational experiences as compared with Western managers, and who have limited English skills.

Our management is comprised entirely of individuals born, raised, and residing in the PRC. As a result of differences in culture, educational background, and business experiences, our management may analyze, evaluate, and present business opportunities and results of operations differently from the way they are analyzed, evaluated, and presented by management teams of public companies in Europe and the United States. In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner, or in different terms as compared to public companies from different geographical and political areas in the West. It may also be difficult for Western investors to effectively communicate with our management should investors seek to do so. Consequently, it may be difficult for Western holders of our common stock to effectively evaluate the performance of our management in terms and by standards generally understood in the West.

Potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements, which could adversely affect our results of operations, cash flows and financial condition.

We may need to rely on the credit markets, particularly for short-term borrowings from banks within the PRC, as well as the capital markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Disruptions in the credit and capital markets, as were experienced in 2008, could adversely affect our ability to draw on short-term bank facilities. Further, our access to funds under any such credit facilities is dependent on the ability of banks that are parties to those facilities to meet their funding commitments, which is dependent on governmental economic policies in the PRC. Banks that choose to enter into agreements with us may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Index

Even if additional financing is available when we need it, by its terms or by governmental regulation or action, such financing may limit or restrict our ability to do business, as our management desires. Additional financing may also dilute existing shareholders.

We may need to obtain additional debt or equity financing to fund future capital expenditures. Any additional equity may result in dilution to the holders of our shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that: (i) limit our ability to pay dividends or require us to seek consent for the payment of dividends; (ii) increase our vulnerability to general adverse economic and industry conditions; (iii) require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for capital expenditures, working capital and other general corporate purposes; (iv) may limit our flexibility in planning for, or reacting to, changes in our business and our industry; and, expose us to fines, limitations on our business, and other sanctions imposed under any one or more of the laws of the PRC identified herein that restrict foreign ownership, and investment in PRC companies. See, Business - Government Regulation.

 We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

We do not have business interruption, litigation or natural disaster insurance.

The insurance industry in China is still at an early stage of development. In particular PRC insurance companies offer limited business products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China. Any business interruption, litigation or natural disaster may result in our business incurring substantial costs not covered by insurance.

Our bank accounts are not insured or protected against loss.

We maintain cash with various banks and trust companies located in the PRC. These cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we were otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

Our management is unfamiliar with United States securities laws that have a significant ongoing impact upon how they manage our business and report our operations and activities. Compliance with these laws, in particular the Exchange Act, the Sarbanes-Oxley Act of 2002, ("Sarbanes-Oxley") and the Foreign Corrupt Practices Act ("FCPA") may divert our management's attention from our travel business, will most likely result in increased compliance costs, and by virtue of management's inexperience, will increase the risks of non-compliance.

The United States securities laws to which we are subject and with which we must comply are complex, and very broad in the scope of their coverage of our business activities. These laws change and evolve on a regular basis creating an environment where the cost of compliance is ever increasing. For example, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley and the FCPA and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the United States capital markets and fulfilling public reporting obligations.  Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.  In addition, our management is located in the PRC and has had relatively little experience with compliance with U.S. laws (including securities laws).  This lack of experience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us, and a negative impact on our stock price.

Index

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results timely and accurately, or detect and prevent fraud.  Any incident of this type could harm our business and adversely impact the trading price of our Common Stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of Sarbanes-Oxley and the FCPA, and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

The legal requirements associated with being a public company, including those contained in and issued under Sarbanes-Oxley and the FCPA may make it difficult for us to retain or attract qualified officers and directors. Any such inability could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

The legal requirements imposed upon officers and directors of public companies by Sarbanes-Oxley and the FCPA create added risk that the company's non-compliance will be attributed to some or all of our officers and directors. As a result of this increased liability, we may be unable to attract and retain qualified officers, directors, and board of directors committee members required to provide for our effective management. The actual and perceived personal risks of prospective officers and directors associated with compliance with Sarbanes-Oxley, the FCPA, and other public company requirements may deter qualified individuals from accepting roles as directors and executive officers.  Further, the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters, may make it difficult to attract and retain qualified board members.   If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we are able to obtain such listing) could be adversely affected.

Index

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States FCPA, which prohibits U.S. companies from making bribes to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in Mainland China.  If our competitors engage in these practices, they may receive preferential treatment, giving them an advantage in securing business or in obtaining new licenses, or other official action, which would put us at a competitive disadvantage.  Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents we contract with will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties that would have a material adverse impact on the value of our shares.

Risks Related to our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Presently, our common stock is not actively traded and may only be traded, if at all, through the facilities of the OTC Markets, Inc's so-called "Grey Market." Moreover, no quotations have been entered in any inter-dealer quotation system respecting our shares, nor have any trades been reported, since at least January 1, 2009, because no securities dealer has stood willing to buy or sell our stock (i.e. make a market). Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell our common stock.

Trading in shares of our common stock are subject to the U.S. “Penny Stock” Rules. These Rules may reduce the liquidity of any market that develops for our shares, if a market develops at all. These Rules also may limit our ability to raise capital in the equity market.

Our common stock may be subject to U.S. "Penny Stock" rules, which may make our shares more difficult to trade in the open market, if and when a market for our shares develops. A "penny stock" is generally defined by regulations of the SEC as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)           The equity security is listed on a national securities exchange;

(ii)          The issuer of the equity security has:

(A) net tangible assets in excess of $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if the issuer has been in continuous operation for less than three years; or,

Index

(B) average revenue of at least $6,000,000 for the last three years.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-national exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. The price of our common stock and these Rules have a negative effect on the amount and percentage of transaction costs paid by individual shareholders and reduces the likelihood that a securities dealer will make a market in our shares, or that securities brokers will purchase our shares on behalf of their customers. These factors will have a tendency to reduce the liquidity in any market for our shares. Furthermore, the low price of our common stock also limits our ability to raise additional capital by issuing additional shares.

There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Sales of our shares, or their use as collateral for loans by members of our management or other affiliates may have a significant adverse impact on the market price of our shares, and this could result in a change of control.

Many of our shares are held by our management and other affiliates and, in the absence of registration, are subject to the volume limitations of Rule 144.  Nevertheless, if a shareholder member of our management or one of our affiliates pledges his or its shares to a lender or borrows against such shares pursuant to a margin account, there would be no obligation to give the public notice of such transaction by filing a Form 4 with the SEC.  If thereafter, the price of our stock was to decrease the lender or broker might elect or be required to foreclose upon the loan by selling all or a portion of the pledged shares.  Such sales could have an adverse effect on the price of our common stock and increase its volatility.  Further, by means of such a loan, one of our shareholders could realize upon his shares without the need to file a Form 4 until after the shares, which otherwise could not be sold under Rule 144, were sold by the lender.

Index

We may issue additional shares of our capital stock to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock, par value $.001 per share. As of March 25, 2011, we had outstanding 30,000,000 shares of our common stock.  As a result, there are approximately 470,000,000 authorized and unissued shares of our common stock, which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our securities to complete a business combination or to raise capital.  The issuance of additional shares of our securities may cause economic and percentage dilution to our stockholders and may adversely affect prevailing market prices for our common stock, and could result in the change of control of our company

 Our Chairman beneficially owns a significant amount of our common stock, giving him influence over corporate transactions and other matters, and his interests could differ from those of other shareholders.

 As of March 31, 2011, after giving effect to the Acquisition, Xiao Ming Tang, our Chairman and the founder of FeiLaiFa, beneficially owned approximately 31% of our outstanding common stock. As a result, he is in a position to significantly influence the outcome of matters requiring a shareholder vote, including the election of directors, the adoption of any amendment to our articles of incorporation or bylaws, and the approval of significant corporate transactions. By virtue of his beneficial ownership of a significant number of our outstanding shares, he may be able to delay or prevent a change of control on terms favorable to our other shareholders and may adversely affect your voting and other shareholders rights.

We may not pay dividends.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

As part of our growth strategy, we have acquired assets within the PRC. If we continue to grow by acquisition, and any of our acquisitions, including our acquisition of Fantaly, are found not to comply with applicable laws or regulations of the PRC, we might be required to make filings or submissions to PRC regulators or amend the terms of such acquisitions to meet PRC regulatory requirements which could have a negative impact on our business.

We expect to expand our operations in the PRC, and may do so through the acquisition of other travel companies. While we will endeavor to comply with all PRC laws and regulations, the regulatory environment that governs transactions in the PRC has continued to evolve in recent years and remains subject to interpretation by the agencies that have responsibility for reviewing or approving such transactions. Respecting any of the acquisitions we may engage in, it is possible that we may be required to demonstrate how the transaction complied with applicable PRC laws. This could require us to expend resources that would otherwise be used to manage our company. Further, if regulators determine that any proposed acquisition does not comply with applicable regulations, we may be required to abandon the proposed acquisition. This could have an adverse impact upon our ability to grow our business.

Index

Risks Related to Doing Business in the People’s Republic of China

The corporate structure selected by our management to organize us, and our subsidiaries Fantaly, Link Top, and FeiLaiFa, may subject owners of our common stock to a risk of loss.

The laws, regulations, and official guidelines of the PRC relevant to us, and our wholly owned and controlled subsidiaries, respecting the ownership of our common stock are complex and are evolving rapidly. Some of these laws, regulations, and guidelines are discussed in more detail below in these Risk Factors and in Item 1, Business. As a very general matter, these PRC's laws, regulations, and guidelines regulate, among other things, the ownership of PRC companies by foreign shareholders, and also regulate the ownership, by PRC nationals, of offshore companies that control PRC companies based and operating in China.

Over the past decade there has been an increasing interest by foreign companies to establish operations in China, and for China based companies to seek investment capital elsewhere in the global capital markets, particularly in the United States. These companies have adopted a variety of, sometimes complex, corporate structures to address ownership and operational issues arising under the PRC's laws, regulations, and guidelines above-mentioned. Our corporate structure may be different from the corporate structures used by other companies operating in China.

As described herein, our management believes we have complied with all current laws, regulations, and official guidelines respecting the organizational structure of our business activities, See, Item 1, Business, Government Regulation, General Regulation of Our Business However, because of the manner by which the Chinese government administers and enforces its laws, regulations, and official guidelines, there remains an element of risk associated with whether or not any particular structure will enable full compliance with all applicable laws, regulations, and guidelines. Moreover, our management has not sought the advice of an expert in the laws of China when it adopted our corporate structure. Consequently, we can give no assurance that our corporate structure now, or in the future will, fully comply with all relevant laws, regulations, and guidelines relating to the ownership of our shares by foreign nationals, or by PRC resident nationals. If Chinese authorities determine that our shareholders or we, now or in the future, are in violation of any such law, regulation, or guideline, there may be a material adverse impact in the value of our common stock; even to the extent it could become worthless.

Index

Our operations and assets in China are subject to significant political and economic uncertainties over which we have little or no control and we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

 Doing business outside the United States, particularly in China, subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments, and taxation.  Changes in the PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.  Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization.  There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions.  Therefore, we may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

We derive all of our sales in China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our business.

 All of our assets are located in China and our revenue is derived from our operations in China. We anticipate that our revenues generated in China will continue to represent all of our revenues in the near future.  Accordingly, our results of operations and prospects are subject, to a significant extent, on the economic, political and legal developments in China. Moreover, the industry in which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our travel related services and products.  In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our services and products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and services and materially and adversely affect our business.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

 We are dependent on our relationship with the local government in the province from which we operate our business.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation and other matters.  The central or local governments in the PRC jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

Index

 In addition, another obstacle to our operations in China is governmental, judicial and other corruption. There are significant risks that we will be unable to obtain necessary permits or licenses, or recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, as a result China’s underdeveloped and sometimes corrupt governmental and judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

 At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our Common Stock.

 Future inflation in China may inhibit our activity to conduct business in China.

 In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our services and products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our services and products.

Fluctuation of the Renminbi (RMB) may indirectly affect our financial condition by affecting the economy of the PRC and by affecting our reported US dollar results.

Although we use the United States dollar for financial reporting purposes, nearly all of the transactions affected by FeiLaiFa are denominated in the PRC’s currency, the RMB. The value of the RMB fluctuates and is subject to changes in the PRC’s political and economic conditions. Such fluctuations could adversely impact our US dollar denominated financial reports. We do not currently engage in hedging activities to protect against foreign currency risks. Future movements in the exchange rate of the RMB could adversely affect the economy of the PRC and thus the consumption of our products.

The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

 All of our revenues and expenses are denominated in Renminbi.  Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends, and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans.  Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Index

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of, or need to register with, PRC government authorities, including SAFE.  In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts.  These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay the interest and principal on loans, pay dividends, or meet obligations that may be incurred in the future that require payment in foreign currency.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.  Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, before the listing and/or the commencement of trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties in the future.

In November 2005, SAFE issued a public notice, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents involved must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

Index

On August 8, 2006, China’s Ministry of Commerce, or “MOFCOM,” joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.  On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings.  However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring in connection with the Acquisition, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, recently published news reports in China indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and its internal implementing guidelines and the Revised M&A Regulations. It is anticipated that application of these rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of these rules, we may need to expend significant time and resources to maintain compliance.

Index

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises (“WFOE”) may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a WFOE is required to set aside a certain amount of its accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if our China subsidiary incurs debt on its own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If our subsidiary or we are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our Common Stock. In addition, under current PRC law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those, which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

In the future, we intend to adopt an equity incentive plan and make stock option grants under the plan to our officers, directors and employees, who are PRC citizens and may be required to register with SAFE.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Index

PRC laws and regulations governing our businesses and the validity of our corporate structure are uncertain. If we are found to be in violation of such PRC laws and regulations, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business and our corporate structure. These laws and regulations are relatively new and may be subject to change, and their interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies.  We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Because our principal assets are located outside of the United States and all of our directors and officers will reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws against us and our officers and directors or to enforce judgments of United States courts against us or them in the PRC.

 All of our officers and directors reside outside of the United States. In addition, our operating subsidiary is located in the PRC and all of its assets are located outside of the United States.  China does not have a treaty with the United States providing for the reciprocal recognition and enforcement of judgments of courts.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, whether based upon violations of the United States federal securities laws or otherwise.

Index

The PRC legal system embodies uncertainties that could limit the legal protections available to you, and us or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiary is subject to laws and regulations applicable to foreign investment in China, and subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulation, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of those preferential treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

We may have limited legal recourse under the PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted significant laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Many of these laws and regulations are more specifically discussed elsewhere in these Risk Factors.  In addition, as a general matter, the experience of the Chinese government in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If our new business venture is unsuccessful, or other adverse circumstances arise from our venture or the Acquisition, we face the risk that the parties to this venture, and others, may seek ways to terminate the transaction in which we are a party including the Acquisition or, may hinder or prevent us from accessing important information regarding the financial and business operations of any business acquired by us.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under the PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

Index

As all of our operations and personnel are in the PRC, we may have difficulty establishing adequate Western style management, legal and financial controls.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we are a publicly traded company in the U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

An outbreak of a pandemic, avian influenza, SARS or other contagious disease may have an adverse effect on the Chinese economy, which may adversely affect our results of operations.

During the past four years, large parts of Asia experienced outbreaks of avian influenza.  Currently, no fully effective avian flu vaccines have been developed and there is evidence that the H5N1 virus is evolving.  An effective vaccine may not be discovered in time to protect China against an avian flu pandemic. Also, in the first half of 2003, certain countries in Asia experienced an outbreak of severe acute respiratory syndrome, or SARS, a highly contagious form of atypical pneumonia, which seriously interrupted the economic activities in the affected regions.

 An outbreak or perceived outbreak of avian flu, SARS or other contagious disease may seriously and adversely effect the demand for travel related goods and services, interrupt our operations, which may have a materially adverse effect on our financial results.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Based upon the nature of our business activities, we may be classified as a passive foreign investment company (“PFIC”), by the U.S. Internal Revenue Service (“IRS”), for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences to you if you are a U.S. investor. For example, if we are a PFIC, a U.S. investor will become subject to burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis and will depend on the composition of our income and assets from time to time. Specifically, we will be classified as a PFIC for U.S. tax purposes if either:

•	75% or more of our gross income in a taxable year is passive income; or

•	The average percentage of our assets by value in a taxable year, which produce or are held for the production of passive income (which includes cash) is at least 50%.

Index

We cannot assure you that we will not be a PFIC for any taxable year.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into FeiLaiFa, limit FeiLaiFa's ability to increase its registered capital, distribute profits to us, or otherwise adversely affect us.

On October 21, 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. This Notice and other regulations, which require our shareholders who are PRC residents to make various filings, may have various adverse impacts upon our company and its operations. The failure or inability of our PRC resident shareholders to make any required registrations or comply with other requirements may subject such shareholders to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to FeiLaiFa, limit its ability to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

The PRC’s labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our production costs.

Current law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, downsizing of more than 20 people or more than 10% of the workforce may occur only under specified circumstances. To date, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the new law and thus our ability to adjust the size of our operations when necessary may be curtailed. Accordingly, if we face periods of decline in business activity or adverse economic periods specific to our business, this new law could exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in China.

Our business may be adversely affected by political, economic and social developments in China. For many years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. However in the future the Chinese government may decide not to pursue these policies or may alter them to our detriment with little, if any, prior notice. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment in us.

Index

Because our operations are located in China, information about our operations is not readily available from independent third-party sources.

Because FeiLaiFa is based in China, our shareholders may have greater difficulty in obtaining information about them on a timely basis than would shareholders of a U.S.-based company. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits and contract awards for development projects will not be readily available to shareholders and, where available, will likely be available only in Chinese. Shareholders will be dependent upon management for reports of their progress, development, activities and expenditure of proceeds.

Our failure to obtain prior approval of the China Securities Regulatory Commission (“CSRC”) of the listing and trading of our common shares on a foreign stock exchange could have a material adverse effect upon our business, operating results, reputation and trading price of our common shares.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rule”). The New M&A Rule became effective on September 8, 2006. This regulation contains provisions that purport to require that an offshore special purpose vehicle (“SPV”) formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of overseas listings.

However, the application of the New M&A Rule remains unclear and we understand there is no consensus currently existing among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. We believe, based upon our understanding of current PRC laws and regulations that we are in compliance with the new M&A Rule because, we have obtained approval for the acquisition of FeiLaiFa by Link Top.

If prior CSRC approval was required of other aspects of the Acquisition, such as the acquisition of Link Top by Fantaly, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory authorities. These authorities may impose fines and penalties upon our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common shares.

Index

Item 2. Properties

Business Locations

FeiLaiFa has a principal executive office located at Suite 7-F, Xinghe Building, Central Road, Baoan District, Shenzhen, PRC. The office is leased from Shenzhen Huixingcheng Trading Co., Ltd. with an area of approximately 3,767 square feet (350 square meters). The lease will expire on December 31, 2011. The monthly rent payable for the office is $794.

The Company also has a call center located at Suite 701, Xinghe Building, Central Road, Bao’an District, Shenzhen, People’s Republic of China. The office is leased from Shenzhen Huixingcheng Trading Co., Ltd. with an area of approximately 2,242 square feet (225 square meters). The lease will expire on December 30, 2015. The monthly rent payable for the offices is $1,021.

In addition to the above executive offices, the Company has four offices at the locations listed below which require aggregate monthly payment of $12,839.

1.	CR Vanguard Branch: Suite 1006, CR Vanguard, Xinsha Rd, Baoan District, Shenzhen

2.	Lijing Branch: Suite 9, Lijing Hotel, Nanhuan Rd, Baoan District, Shenzhen

3.	Airport Branch: AT-28, Area A, Shenzhen Bao’an Airport

4.	Huanancheng Branch: Suite 101, Building No. 1, Huaguoshan Rd., Hehua Community, Longgang District, Shenzhen

Trademarks

Our name "FeiLaiFa” is a registered trademark in the PRC.

Item 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

There is no established trading market for our shares of common stock. From January 1, 2009 to September 2, 2010, our shares of common stock were available for quotation through the facilities of the OTC Bulletin Board under the symbol INAI. From September 3, 2010, to March 31, 2011, our shares of common stock have been available for quotation through the facilities of OTC Markets Inc. on its so-called "Grey Market" under the symbol INAI.  During the entirety of the aforementioned period since January 1, 2009, no inter-dealer quotations were entered, nor were any inter-dealer purchase or sales transactions reported, on either such facility.

Index

Holders

On March 31, 2011, there were approximately 68 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts.

Dividends

We have never declared or paid any cash dividends on our common shares. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant.

If we determine to pay dividends on any of our common shares in the future, as a holding company, we will be dependent on receipt of funds from FeiLaiFa. Payments of dividends by FeiLaiFa to our Company are subject to laws and regulations in the PRC including the requirement that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business. Further, such remittances would require FeiLaiFa to provide an application for remittance that includes, in addition to the application form, a foreign registration certificate, board resolution, capital verification report, audit report on profit and stock bonuses, and a tax certificate. There are no such similar foreign exchange restrictions in Hong Kong or the British Virgin Islands.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted no equity compensation plans and have no securities authorized for issuance under any plans we may adopt in the future. We intend to adopt an equity incentive plan and to grant stock options under that plan to our executive officers and directors. We expect that any such plan will provide for the grant of options to acquire, for a period of up to five years, up to 300,000 shares of our common stock to our principal executive officers, and 100,000 shares of our common stock to each of our directors. Furthermore, we anticipate that any option plan we may adopt will be subject to vesting provisions tied to our performance.

Recent Sales of Unregistered Securities

Omitted pursuant to Item 5 (a) of Form 10-K. Our recent sales of unregistered securities were reported on our Current Report on Form 8-K dated February 22, 2011, and filed with the SEC on that date.

Index

Application of Proceeds from Initial Public Offering [furnish information required by Rule 701(f) of Regulation S-K]

None

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act. On January 3, 2011, after our fiscal year end, our Chairman, Xiao Ming Tang, who may be deemed to be an affiliated purchaser for purposes hereof, purchased 713,484 shares of our common stock from Cosell Investments, Ltd. Ms. Jing Jiang, our sole officer and director prior to the Acquisition, is the chief executive officer, chief financial officer, and director of Cosell Investments, Ltd.

Item 6. Selected Financial Data

This item is not required of smaller reporting companies by virtue of Item 301 (c) of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Introduction to Our MD&A Presentation Set Forth in this Item 7

On February 22, 2011, we entered into and simultaneously closed the acquisition (the "Acquisition") of Fantaly Travel Holdings Group, Limited ("Fantaly"), and by virtue of the Acquisition, acquired Fantaly and its subsidiaries, Link Top Corporation, Limited ("Link Top"), and Shenzhen FeiLaiFa Aviation Service Co., Limited ("FeiLaiFa"). FeiLaiFa is our PRC subsidiary through which we conduct our travel business in China herein described. Prior to the consummation of the Acquisition we were a "shell company" as defined by Rule 12b-2 of the Exchange Act and were such as of our fiscal year ended December 31, 2010.

In order to fully present the change in our business from a shell company to a holding company, engaged through our subsidiaries in the travel business in China, we present below two MD&As. The first MD&A relates to our new travel agency and service business as conducted through our subsidiary, Fantaly and its consolidated subsidiaries, Link Top, and FeiLaiFa, and presents our MD&A respecting their consolidated operations for the fiscal years ended December 31, 2010 and 2009, assuming our subsidiaries were affiliated for the entirety of the period so presented . The second MD&A relates only to Isdera North America, Inc., the shell company as it existed on December 31, 2010, and for the two-year period then ended.

Index

The following two MD&A discussions should be read in conjunction with the audited financial statements and notes thereto relating to each of Fantaly and Isdera, appearing following Item 15 of this Annual Report Form 10-K. Moreover, the MD&As hereinafter presented do not reflect the combined operations of Fantaly and Isdera assuming the acquisition of Fantaly by Isdera occurred prior to our fiscal year end. For financial information relating to the pro forma combined operations of Fantaly and Isdera, please refer to the Pro Forma Consolidated Statements of Income and Balance Sheets appearing following Item 15 hereof.

The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-K.

Management's MD&A Respecting Fantaly Travel Holding Group, Limited, and its Consolidated Subsidiaries

Business Overview

On November 26, 2010, we commenced our business in the travel services industry in the PRC through the acquisition of Link Top,  a holding company incorporated under the laws of Hong Kong which own all of the equity interest of FeiLaiFa. FeiLaiFa is incorporated under the laws of the PRC, engaging in hotel reservation, air-ticket booking, national and international travel and tourism packaged services, map and convenience services throughout the PRC via the internet (www.96978.cn), call center and walk-in branch offices. The acquisition of Link Top and FeiLaiFa are accounted for as a reverse acquisition, consequently, the financial statement herein includes dates and periods prior to the consummation of the acquisition and reflect the historical financial condition, results of operation and cash flow of FeiLaiFa.

Our short to mid-term strategic plan is to focus on our Chinese domestic market expansion. Our long-term strategic goal is to expand our market into overseas countries. We play a fundamental role in facilitating travel, for and including leisure travelers, unmanaged business travelers and managed business travelers. By leveraging our critical assets, brand name, technology, operation facility and supplier relationship, we are committed to provide tailored services to meet travel needs. A discussion of our innovation and initiatives that we proposed in achieving our business goals as follows:

Mobile Payment and Commerce (m-payment and m-commerce)

Mobile E-commerce represented by mobile payment (m-payment) saw significant growth in 2010 in China. In 2009, only a small fraction of China’s 600 million mobile users used m-payment service. The issuance of 3G wireless telephone licenses in January 2009 opened the door for a wide range of mobile commerce ("m-commerce") and m-payment services. We intend to leverage our technology and platform to adopt m-payment service, and anticipate a higher volume of on-line booking through m-commerce and m-payment channels.

Index

Group Buying

Group buying is popular in China and has gained increasing acceptance in 2010. There are more than 800 group buying websites in China. We intend to employ FeiLaiFa’s brand name and awareness and travel service resources to offer group buying products.

Business Trip Management

More than one half of our revenues are derived from our corporate customers, and this sales category accounted for more than $5 million during our fiscal years ended 2010 and 2009. We intend to introduce a corporate business trip management system to that will integrate with the  administration applications of our corporate customers to provide seemless approval, booking and feedback services.

Travel-Supermarket

As of March 31, 2011, we have more than 153,000 members registered on our online travel booking system. To provide better services to our customers, we intend to leverage our member base, brand name, industry experience, industry resources, and platform to establish a travel-supermarket. With our travel-supermarket, we expect to be able to offer travelers substantial savings on numerous travel related goods and services including airfares, activities, accommodations and lodging, and travel insurance, among other travel related services and products.

Results of Operations

Net Revenue

Net revenue for the year ended December 31, 2010, was $11,594,148, an increase of 16%, compared with the net revenue of $10,026,485 in 2009.

Air revenue increased 15% in 2010 compared to 2009 primarily due to a 43% increase in air tickets sold, partially offset by a 20% decline in revenue per air ticket.

Hotel revenue increased 22% in 2010 compared to 2009 primarily due to a 47% increase in revenue per room night stayed, partially offset by a 20% decline in room nights booked.

Revenue other than air and hotel discussed above decreased by 32% in 2010 compared to 2009 primarily due to a decrease in our insurance revenue.

Cost of Sales

Cost of sales for air and train ticketing and hotel reservation services cover mainly terminal charge, delivery expenses, transportation, vehicles, IT system and related technologies used, as well as commissions paid to the sales agents. In addition, the Company allocates costs of labor and facilities, depreciation, communications, and utility incurred between costs of services and general administrative expenses. The percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate, and the percentage allocated is estimated to be directly associated with the generation of revenues.

Index

Cost of sales increased to $2,259,906 for the year ended December 31, 2010, representing an 11% increase as compared with $2,034,243 in 2009. This increase was associated with higher booking volumes.

Gross Profit

Gross profit increased by 17% to $9,334,242 for the year ended December 31, 2010, compared to $7,992,242 for the same period in 2009. Our gross profit margin increased by 1% from 80% for the year ended December 31, 2009 to 81% for 2010, mainly resulteing from the implementation of stringent cost controls. Furthermore, the increase in our net revenue was greater than the increase in related cost of sales, resulting in an overall increase in gross profit.

Selling and Marketing

Selling and marketing expense primarily relates to direct costs, including advertising expenses and loyalty programs. We offer loyalty programs to our members. We reward bonus points to our members upon their booking. We offer either bonuses or free gifts.  As members accumulate points towards free travel products and bonus, we record a liability for the estimated future cost of redemptions.

Selling and marketing expenses were $1,818,945 for the year ended December 31, 2010, an increase of 6% compared to $1,709,364 for the same period in 2009. The increase was due primarily to accrued expense associated with our customer loyalty program which was to better serve our customers and increase customer loyalty.

General and Administrative Expenses

General and administrative expense consists primarily of personnel-related costs, including our executive leadership, finance, legal and human resources functions as well as fees for external professional services including legal, tax and accounting, and other costs.

General and administrative expenses were $698,079 for the year ended December 31, 2010, an increase of 46% compared to $476,710 in 2009. The increase was due primarily to higher personnel expenses.

Income From Operations

Operating income increased by 17% to $6,817,218 for the year ended December 31, 2010, compared with $5,806,168 for 2009. The increase was primarily a result of higher net revenue generated and the relatively lower cost of net revenue and the increase on sales volumes.

Index

Net Income

Net income was $5,037,773 for the year ended December 31, 2010, an increase of 12% from $4,515,996 for the same period of 2009. This increase is primarily attributable to the cumulative effect of the reasons discussed above. Our net profit margin decreased by 2% from 45% the year ended December 31, 2009 to 43% for 2010. This decreased was primarily attributable to the increase in income tax rate, which was increased from 20% in 2009 to 22% in 2010. As a result, income tax was $1,420,910 for the year ended December 31, 2010, an increase of 23% from $1,158,062 for 2009.

Unrealized Foreign Currency Translation Gains

Unrealized foreign currency translation gains in comprehensive income was $40,381 for the year ended December 31, 2010, an increase of 221% as compared to $3,038 for 2009.  The unrealized foreign currency translation gains were primarily attributable to the appreciation of the RMB. Chinese RMB appreciated approximately by 3% against US Dollar in 2010

Total Comprehensive Income

Total comprehensive income was $5,078,154 for the year ended December 31, 2010, an increase of $559,121 or 12% as compared to $4,519,034 in 2009.  The increase resulted primarily from the increase in net income, and the company extending the credit terms to the customers to monthly payment.

Accounts Receivable

Accounts receivable increased by 43% to $2,004,023 as of December 31, 2010, compared with $1,403,287 as of December 31, 2009. This increase in accounts receivable was primarily attributable to the increase of net revenue.

Financial Position, Liquidity, and Capital Resources

Overview

Cash and liquidity needs have been funded primarily through cash flows from operations, short-term borrowings, and long-term borrowings. We believe that our ability to raise funds to meet our operations needs in 2010 improved. We had net working capital of $766,215 at December 31, 2010, an increase of $936,968 over a net working capital deficit of $170,753 at December 31, 2009. The increase was primarily a result of our operations and effective management of cash flow.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to improvements to infrastructure, which include our servers, networking equipment and software, platform migrations, and search engine marketing and optimization efforts. Our future capital requirements may include capital needs for acquisitions, dividend payments and expenditures in support of our business strategy. Historically, funds provided by operations and short-term financing have been sufficient to meet our cash needs. In anticipation of our rapid growth, our need for additional working capital may increase, and management may seek to raise capital for expansion of our operation through the issuance of debt or equity if necessary. We can give no assurance we will be able to obtain additional financing, and if we can, that it will be on favorable terms.

Index

In our opinion, available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Cash and Equivalent

Our cash and equivalents were $1,157,456 at December 31, 2009, and decreased to $851,522 at December 31, 2010, a decrease of $305,934 or 26% after the effect of exchange rate changes on cash due to the cash generated from operations from the net income offset with the cash used to pay loans and dividends.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $3,092,345 for the year ended December 31, 2010, a decrease of $505,992 or 15% from $3,598,337 for 2009. The decrease was primarily attributable to the increase in prepaid expense, income tax payment and long-term trade deposits.

Net Cash Used in Investing Activities

Net cash used in investing activities was $108,553 for the year ended December 31, 2010, an increase of $83,865 or 339% from $24,688 for 2009. The increase was primarily attributable to more investment in property and equipment, primarily vehicles, office equipment and leasehold improvement.

Net Cash Used in Financing Activities

Net cash used by financing activities was $3,322,392 for the year ended December 31, 2010, compared to net cash used in financing activities of $3,437,881 for 2009. Cash provided by financing activities in 2010 primarily included the proceeds of $2,068,069 from bank loan and $2,074,661 from third parties. Cash used in financing activities in 2010 primarily included the repayment of $1,930,198 of borrowing under the credit facility and $5,019,367 in cash dividend payments. Cash used in financing activities in 2009 primarily included $4,530,098 in cash dividend payments.

Off-Balance Sheet Arrangement

We have never entered into any off-balance sheet financing arrangement, have never established any special purpose entities to fulfill such obligations and have not made any debt or related commitments to any other entities.

Index

Significant Accounting Policies

For a further summary of Fantaly's significant accounting policies see the notes to the audited financial statements of Fantaly and its consolidated subsidiaries following Item 15 hereof, at footnote 2.

Management's MD&A Regarding Isdera North America, Inc.

The following discussion relates only to Isdera North America, Inc., and is based upon the operations of Isdera conducted as of December 31, 2010, and 2009, and for the fiscal years then ended, without consideration of, or adjustment for, the Acquisition of Fantaly on February 22, 2011, and should be read in conjunction with Isdera's audited financial statements and notes thereto presented following Item 15 of this report. The following discussion contains forward-looking statements that are based upon Isdera's plan of operations that existed as of December 31, 2010, without giving effect to the Acquisition. Consequently, by virtue of the Acquisition, Isdera's actual results will necessarily differ significantly from any projected in the forward-looking statements contained in this MD&A relating to Isdera, in Isdera's status as a shell company as of its fiscal year ended December 31, 2010, and such forward looking statement will have little, if any, relevance to the nature of our business after the Acquisition. This MD&A is presented in compliance with Exchange Act Rules relating to the preparation of this Annual Report on From 10-K, particularly Item 303 of Regulation S-K, but otherwise has no material bearing upon the nature of our business since the consummation of the Acquisition on February 22, 2011.

Revenue

Isdera is a development company, and have not generated any revenues since re-entering the development stage on August 9, 2006.

Operating Income

Isdera has had no revenues but have incurred general and administrative expenses of $19,585 and $47,556 for the years ended December 31, 2010, and 2009. Isdera had operating losses of $19,585 and $47,556 for the years ended December 31, 2010, and 2009, respectively. Approximately $26,000 of this decrease resulted from the Company renegotiation of the legal contract with Berkman, Henoch, Peterson & Peddy, P.C., from a monthly-fixed charge to a project-based charge, and from less filing activities.

Net Loss

During the years ended December 31, 2010, and 2009, Isdera had net losses of $19,585 and $47,556, respectively. The decrease of losses was due to the new terms of legal contract and less filing activities.

Index

Financial Condition

Isdera does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that Isdera's sales and marketing plan will not be able to be completed. This would significantly hamper out efforts to enter into the sales niche as and when we would like.

 Liquidity and Capital Resources

During the years ended December 31, 2010, and 2009, net cash used in operating activities amounted to $42,162 and $52,256, respectively. The net cash used in operating activities primarily resulted from Isdera's net losses of $19,585 and $47,556 for the years ended December 31, 2010, and 2009, respectively.

Net cash provided by financing activities amounted to $42,162 and $52,256 for the year ended December 31, 2010, and 2009, respectively, which was the advance from a shareholder.

 As of December 31, 2010, and 2009, Isdera's cash resources amounted to $0. Total liabilities exceed total assets by $177,245 and $157,660, respectively, as of December 31, 2010 and 2009.

Plan of Operations

Isdera's original business plan was to market and sell, in North America, high-end automobiles and products produced by a German automaker, a business plan that never came to fruition. After re-entering the development stage in 2006, Isdera intended to start a similar business. However, as of Isdera's fiscal year ended December 31, 2010, Isdera had yet to begin operations. Following Isdera's 2010 fiscal year end, Isdera acquired Fantaly, as more particularly described elsewhere herein, and entered into the travel service business in China.

Isdera has not generated revenues from operations during its history, including through its fiscal years ended December 31, 2010, and 2009. Isdera had a net loss of $19,585 and $47,556 as of December 31, 2010 and 2009, respectively. As of its fiscal year ended December 31, 2010, Isdera's principal business objective for the next 12 months was to seek, investigate and engage in a business combination with a private entity whose business presents an opportunity for Isdera shareholders.

The capital requirements relating to implementation of our business plan as it existed on December 31, 2010, will be significant. Isdera Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2011, we intend to continue to seek additional capital in order to meet Isdera cash flow and working capital. There is no assurance that Isdera will be successful in achieving any such financing or raise sufficient capital to fund Isdera's operations and further development. Isdera cannot assure you that financing will be available to it on commercially reasonable terms, if at all. If Isdera is not successful in sourcing significant additional capital in the near future, it will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

Index

Subsequent Events

On February 22, 2011, Isdera entered into a Share Exchange Agreement dated February 22, 2011 (the “Exchange Agreement”) with Fantaly Travel Holdings Group Limited, a British Virgin Islands company (“Fantaly”), and the shareholders of Fantaly (hereinafter identified as the “Fantaly Shareholders”), pursuant to which Isdera acquired all of the outstanding shares of Fantaly in exchange for the issuance of 25,715,600 shares of the common stock of Isdera, or approximately 85.72% of the outstanding shares of the common stock of Isdera. Following the consummation of the transaction, Fantaly became a wholly owned subsidiary of Isdera.

Fantaly, organized under the laws of the British Virgin Islands, is a holding company which through its subsidiaries operates a travel agency and travel services business from Shenzhen, PRC.

Prior to the acquisition of Fantaly, Isdera was a non-operating public "shell" company. Pursuant to SEC rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction, rather than a business combination.

Significant Accounting Policies

In October 2009, the FASB issued guidance on revenue recognition to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. This guidance is effective beginning January 1, 2011 with earlier application permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

For a further summary of Isdera's significant accounting policies see the notes to the audited financial statements of Isdera following Item 15 hereof, at footnote 3.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

This item is not required of smaller reporting companies by virtue of Item 301 (e) of Regulation S-K.

Item 8. Financial Statements

The financial statements of Isdera North America, Inc., and Fantaly Travel Holdings Group, Limited, together with its consolidated subsidiaries ("Fantaly"), and certain pro forma consolidated financial information of Isdera and Fantaly giving effect to the Acquisition as of the dates therein set forth, are presented following Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with our Acquisition of Fantaly, consummated on February 22, 2011, and the change in control of our company caused thereby, we determined to dismiss the accounting firm of Etania Audit Group P.C., formerly Davis Accounting Group P.C. (our "Former Accountant"), the accounting firm engaged to audit our financial statements for the fiscal years ended December 31, 2009, and 2008. At that time, we also determined to engage the firm of Goldman Kurland Mohidan, LLP, ("GKM") as our independent registered public accountants to audit our financial statements for the fiscal years ending December 31, 2010 and 2009.

Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and pro-forma information is not presented.

Index

Our Former Accountant's reports on our financial statements for the fiscal years ending December 31, 2009 and 2008, contained no adverse opinion or a disclaimer of opinion. However, our Former Accountant's opinions for the fiscal years then ended contained a going concern paragraph in that our Former Accountant's reports raised substantial doubt about our ability to continue as a going concern.

To the best of our knowledge, during our fiscal years ending December 31, 2009 and 2008, and the subsequent interim period preceding our Former Accountant's dismissal, there were no disagreements with our Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. However, on or about March 2, 2011, our Board of Directors learned that since September 2008, our Former Accountant was not licensed and/or was not in good standing as a certified public accountant, as more particularly described in our Current Report on Form 8-K dated February 25, 2011, filed with the SEC on March 3, 2011.

Before we engaged GKM, the firm acted as the independent registered public accountants for Fantaly and FeiLaiFa.

On February 25, 2011, we entered into a written engagement letter with GKM formally engaging the firm as our independent registered public accountants. Pursuant to the terms of their engagement, GKM has agreed to audit our financial statements for the fiscal years ended December 31, 2010, and 2009. Our Board of Directors approved the terms of the engagement of GKM effective February 25, 2011.

During the years ended December 31, 2010 and 2009, and through the effective engagement date of February 25, 2011, we did not consult with GKM on matters that involved the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements, or any other matter that was the subject of a disagreement or a reportable event.

The circumstances surrounding the dismissal of our Former Accountant and the retention of GKM as above-described do not have a material impact upon the financial statements of Isdera presented herein.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Zhi Hai Peng, our Chief Executive Officer until April 15, 2011, and Songtao Liu, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures of FeiLaiFa as of December 31, 2010, and of Isdera as of the date of the Acquisition and for the fiscal year ended December 31, 2010, and have concluded that their disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Zhi Hai Peng, our Chief Executive Officer until April 16, 2011, and Songtao Liu, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, Mr. Peng, our Chief Executive Officer until April 16, 2011, and Ms Liu, our Chief Financial Officer, concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.*
________
*This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our executive officers and directors are:

Name	Age	Position	Since
Xiao Ming Tang (1)	45	Chair of the Board and Director	2011
Ye Liu (1)	46	Director	2011
Jun Li (1) (2)	38	Director and Chief Executive Officer	2011
Bin Wang (1)	38	Director	2011
Hong Chen (1)	31	Director	2011
Zhi Hai Peng (1) (2)	36	Chief Executive Officer	2011
Songtao Liu (1)	40	Chief Financial Officer	2011
Jing Jiang (3)	28	Chief Executive Officer, President, and sole Director	2007

(1)
All of these executive Officers and Directors took office on March 11, 2011, the tenth day following the mailing of the information respecting the change in the composition of our Board of Directors caused by the Acquisition as required by Exchange Act Rule 14f-1.

(2)	Mr. Peng resigned from his position as our Chief Executive Officer effective April 16, 2011. Mr. Li assumed the position as our Chief Executive Officer on the same date.

(3)
As of December, 31, 2010, and until February 22, 2011, Jing Jiang served as our Chief Executive Officer, President, and sole Director and Chairman. In connection with the Acquisition, Ms. Jiang resigned from all her positions with us, but continued in her position as our sole Director until March 11, 2011, the tenth day following the mailing of Exchange Act Rule 14f-1 information. See, footnote (1) above.

Index

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified, or their earlier death, resignation or removal. All officers are appointed annually by the board of directors and, subject to any existing employment agreement, serve at the discretion of the board. Currently, directors receive no compensation in their capacity as directors of the company.

All of our current Directors and Executive Officers were designated for the positions each now holds pursuant to the terms of the Exchange Agreement respecting the Acquisition. Also pursuant to the terms of the Exchange Agreement, Ms. Jiang resigned from all of her positions with us effective February 22, 2011, but continued in her position as a Director until March 11, 2011, the tenth day after we mailed to our shareholders the information required by Exchange Act Rule 14f-1. Except in respect of the Exchange Agreement, there are no understandings or arrangements between or among our Directors and Executive Officers pursuant to which any was designated or elected to their respective positions.

There are no family relationships between any of our Directors, or Executive Officers.

Xiao Ming Tang - Mr. Tang became Chairman of our Board of Directors upon the completion of the Acquisition. Since November 2010, Mr. Tang has been chairman of the board of Fantaly. Mr. Tang is the founder, and was the principal shareholder, of Shenzhen FeiLaiFa Aviation Service Co., Ltd., our subsidiary, and has served as its chairman since 1999, and is responsible for strategic and development planning. From 1995 to 1999, Mr. Tang worked as business center manager in the LiJin Hotel in Shenzhen, PRC. Mr. Tang is also the president, chief executive officer, and the majority shareholder of Bloom View Investments, Ltd., our largest shareholder. Mr. Tang is a member of the Association of Professional Executives of China, the vice-chairman of the Shenzhen Aviation Transportation Association, the vice-chairman of the Baoan Entrepreneurs Association, and the vice-chairman of the Shenzhen Specialist Council. Mr. Tang attended Sichuan Province Communist Party School Corresponding College from September 2002 to July 2006, where he earned a B.S. in Economics. From July 2006, to December 2008, Mr. Tang attended the Shenzhen Branch of the University of Northern Virginia where he earned his MBA degree.

Ye Liu - Mr. Liu became a Director on March 11, 2011. Since March 2010, Mr. Liu has served as chief financial officer of Giant Fortune Investment Management Ltd, one of our shareholders. From May 2006 to March 2010, Mr. Liu was employed as senior financial director and assistant to the chief executive officer of Eternal Asia Global Supply Chain Management Co., Ltd. where he was responsible for planning and managing the finances of this company. From June 2002 to April 2006, Mr. Liu was employed as the financial director for the Shenzhen Pengfeng Group, where he oversaw the accounting department and was responsible for financial reporting and analysis and reporting to senior management. Mr. Liu attended Hunan University from September 2001 to July 2004, and earned a B.S. in Accounting. From September 2008 to July 2010, Mr. Liu attended Asia International Open University where he earned an M.B.A.

Index

Jun Li - Mr. Li became a Director on March 11, 2011. Mr. Li will become our Chief Executive Officer on April 16, 2011. Mr. Li was previously employed as the vice president for Shenzhen Zhijian Times Investment Management Limited since January 2010. From July 2005 to January 2010, Mr. Li was employed as a vice president at the Dongguan Konglun Investment Group Limited, where he worked in administration and operational policy. From May 2002 to July 2005 Mr. Li worked as the chief human resource officer for Shenzhen Zitaijing Industrial Corporation Limited where he was responsible for administering this company's overall human resource function. From December 1997 to May 2002, Mr. Li was employed by Flextronix International (Zhuhai) Limited as its human resource manager. With more than 10 years middle to high level management and consulting experience in foreign and private enterprises, Mr. Li is an experienced expert of standardized organizational management, human resource management, operating management, team management, and training management. He also has experience in social resources, management system establishment, training to middle to high level management, enterprise strategy planning, modification of procedures, organization of standardized systems, high business communication skills and accounting and financial record keeping of medium to large sized organizations. From September 1992 to July 1995, Mr. Li attended Henan University where he earned a Diploma in Chinese Studies. From March 2006, to January 2008, Mr. Li attended Shan Dong University where he earned a Bachelor degree in Business Management. Mr. Li attended Shan Dong University from September 2008 to September 2010 where he earned his MBA degree in 2010.

Bin Wang - Mr. Wang became a Director on March 11, 2011. From January 2006 to October 2010, Mr. Wang served as a vice president of Universal Travel Group where he was responsible for mergers and acquisitions for the company and branch development. During his tenure, Mr. Wang was involved in four merger transactions and was responsible for establishing twelve branch offices. Mr. Wang is familiar with the operation procedures in the travel service industry, and has excellent communication and leadership skills. Mr. Wang graduated in 1995 from Chonqing Creation Vocation College where he majored in Travel and Tourism.

Hong Chen - Ms. Chen became a Director on March 11, 2011. Since April 2010, Ms. Chen has served as a vice general manager of Shenzhen FeiLaiFa Aviation Service Co., Ltd., where she is responsible for a variety of company functions including managing revenue and cost accounting, planning and implementation of administrative policy, assisting in product promotion, collection of receivables, and mergers and acquisitions. From January 2008 to April 2010, Ms. Chen worked as the assistant to the general manager of the Guangdong Xiwen Book Co., Ltd., where she gained experience in corporate administration and human resource management. From April 2002 to December 2007, Ms. Chen worked as an assistant to a manager, and an administrative manager for Lucky Star Aviation Service Co., Ltd. Ms. Chen has years of working experience in large-scale group environments and is well qualified in management, accounting, finance, administration and human resources. Ms. Chen is familiar with the tax system in China. She is team-oriented and has a strong ability in leadership and communication. Ms. Chen graduated from Jinan University with a Bachelor of Finance in 2010. From September 1999 to July 2002, Ms. Chen also attended Southwestern University of Finance and Economics where she majored in Accounting by Electronic Data Processing

Index

Zhi Hai Peng - Mr. Peng was our Chief Executive Officer from the completion of the Acquisition on February 22, 2011, until April 16, 2011. Since November 2010, and until April 16, 2011, Mr. Peng served as chief executive officer of Fantaly, where he was responsible for the oversight of all of the company's employees and operations. From December 2005 to November 2010, Mr. Peng was the chief executive officer of Shenzhen FeiLaiFa Aviation Service Co.,Ltd. From 2000 to 2005, Mr. Peng served as a vice president of Shenzhen Beirongxin Investment Development Co. Ltd., where he was engaged in project finance and analysis. From 1995 to 2000, Mr. Peng was a civil service worker in Yichang of Hubei foreign economic and trade commission. In 2003, Mr. Peng obtained a Bachelor of Finance degree from China Central Radio and TV University, and in 2007 he earned an MBA degree from Beijing Jiaotong University.

Songtao Liu - Ms. Liu became our Chief Financial Officer upon completion of the Acquisition on February 22, 2011. Since October 2010, Ms. Liu has served as the chief financial officer of Fantaly From June 2009 to September 2010, Ms. Liu was employed as senior financial analysis manager at Wal-Mart (China) Investment Co., Ltd., a subsidiary of Wal-Mart Stores, Inc. (NYSE: WMT), which is the world’s largest retailer, operating more than 300 supercenters and Sam’s Clubs in China. From October 2007 until May 2009, she served as a senior financial manager at China Natural Resources, Inc. (NASDAQ: CHNR), which is engaged in mining, processing and selling zinc concentrate, iron concentrate, gold, silver, copper, sulfur and coal. From May 2004 to October 2007, she worked as a senior financial manager for Tiens Europe Region, G.M.B.H. where she was in charge of all accounting functions of the company. From January 2002 to April 2004, she was engaged as an internal auditor with China Merchants Bank (Shenzhen Branch), where she was involved in the verification and accuracy of books and records. From 1990 until March 2004, she was employed by Nanyang Commercial Bank (Shekou Branch) as an accountant. Ms. Liu attended the Shenzhen University in Shenzhen, PRC where she earned a B.S. in International Finance in July 1990. She received an MBA in Accounting from Saint Joseph’s University, Philadelphia, Pennsylvania in December 2003.

Jing Jiang - Ms. Jiang served as the sole Director, Chairman, Chief Executive Officer and Chief Financial Officer of our Company from October 2007 until completion of the Acquisition on February 22, 2011, and, in the case of her position as Director, until March 11, 2011. Ms. Jiang resigned from all of these positions effective at the consummation of the Acquisition. As of our fiscal year end, and as of the consummation of the Acquisition, Ms. Jiang was and is currently employed and had been since September 2006, as assistant president of China US Bridge Capital Ltd. where she was responsible for this company's accounting and internal audit department. Ms. Jiang is also the Chief Executive Officer and a director of Cosell Investments Ltd., one of our shareholders prior to the Acquisition. Ms. Jiang attended the Nanjing Audit University where she earned a B.S. in 2004

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Index

Based on a review of the copies of such forms furnished to us and representations from our executive officers and directors, although all our officers, directors and greater than 10% stockholders (excluding Jing Jiang, who resigned as a principal officer and director effective February 22, 2011), with respect to the fiscal year ended December 31, 2010, none of our officers, directors, or 10% or greater shareholders were required to file reports pursuant to Section 16(a) of the Exchange Act.

Corporate Governance; Board Committees, Code of Ethics

We currently do not have a compensation committee or charter, a separately designated audit committee or charter, a nominating committee or charter, or a code of ethics. The reason is because we are not a "listed issuer" as this term is defined by Rule 10A-3 of the Exchange Act in that our stock is presently not listed for trading on a national securities exchange or an automated inter-dealer quotation system of a national securities association. Our stock is not actively traded and, if and when a trading market develops, may presently be quoted and traded only through the facilities of the OTC Markets, Inc's so-called "Grey Market" which has no requirement that we establish or adopt any of the foregoing. Moreover, by virtue of the Acquisition, our management is occupied with re-organizing our management and operations, and our management team is small. Therefore, our activities are sufficiently transparent so as to not currently justify the additional expense of adopting and maintaining these heightened corporate governance features.

Because we have not designated a separate audit committee, our entire Board of Directors functions as our audit committee in accordance with provisions of the Sarbanes-Oxley Act of 2002, as amended. In this regard, the entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the registered independent auditors, reviews with management and the registered independent auditors its annual operating results, considers the adequacy of its internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the registered independent auditors and the performance of the registered independent auditor.

We intend to establish the aforementioned committees of the Board of Directors, charters relating thereto, and to adopt a Code of Ethics, at such time as we have an organization of sufficient size and financial resources to do so, or when required by the terms of listing on any national or other securities exchange, or inter-dealer quotation system on which our shares may trade in the future and which require the implementation of these governance features.

Board of Directors and Board Committees

Our board of directors currently consists of five directors. There are no family relationships between any of our executive officers and directors. A director is not required to hold shares in our Company. There are currently no arrangements or understandings pursuant to which our directors are selected or nominated.

Index

A director may vote in respect of any contract or transaction in which he is interested, provided, however that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with our company, or in which he is so interested and may vote on such motion.

Zhi Hai Peng held the position of Chief Executive Officer until April 16, 2011, and Xiao Ming Tang holds the position of Chairman of the Board. Mr. Li holds the position of Chief Executive Officer commencing April 16, 2011, We do not have a lead independent director because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company and deem it appropriate to be able to benefit from the guidance of Mr. Tang as Chairman, and Mr. Peng and Mr. Li, as the case may be, as principal executive officer.

Our Board of Directors plays a key role in our risk oversight. The Board of Directors makes all relevant Company decisions. As a smaller reporting company with a small board of directors, we believe it is appropriate to have the involvement and input of all of our directors in risk oversight matters.

Interested Transactions

A director may vote, attend a board meeting or sign a document on our behalf with respect to any contract or transaction in which he or she is interested. A director must promptly disclose the interest to all other directors after becoming aware of the fact that he or she is interested in a transaction we have entered into or are to enter into. A general notice or disclosure to the Board or otherwise contained in the minutes of a meeting or a written resolution of the Board or any committee of the Board that a director is a shareholder, director, officer or trustee of any specified firm or company and is to be regarded as interested in any transaction with such firm or company will be sufficient disclosure, and, after such general notice, it will not be necessary to give special notice relating to any particular transaction.

Director Compensation

The directors may receive such remuneration as our Board of Directors may determine from time to time. Each director is entitled to be repaid or prepaid all traveling, hotel and incidental expenses reasonably incurred or expected to be incurred in attending meetings of our Board of Directors or committees of our Board of Directors or shareholder meetings or otherwise in connection with the discharge of his or her duties as a director. Employee directors do not receive any compensation for their services as directors. Non-employee directors are entitled to receive compensation per year for serving as directors and may receive option grants from our company. In addition, non-employee directors are entitled to be reimbursed for their actual travel expenses for each Board of Directors meeting attended.

Index

During the fiscal year ended December 31, 2010, no amount of compensation was paid to, or accrued on behalf of, our directors.

Limitation of Director and Officer Liability

Although Nevada law allows us to indemnify our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf, and under certain circumstances to advance the expenses of such litigation upon securing their promise to repay us if it is ultimately determined that indemnification will not be allowed to an individual in that litigation, neither our articles of incorporation or bylaws impose an indemnity obligation upon us. In addition, we have not entered into any agreements under which we have assumed such an indemnity obligation.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for our directors, officers or persons controlling our company under the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.  Executive Compensation

No executive officer (or former executive officer) was paid, nor did we accrue, any compensation for the fiscal year ended December 31, 2010.

Except for compensation payable by FeiLaiFa described below, we do not intend to pay or accrue compensation for any of our new officers or directors until such time as we have the financial capability to do so. We cannot determine at this time when any compensation arrangements will be entered into with our officers and/or directors, or what the terms of any such arrangements may be. In their capacities as officers of FeiLaiFa, Ms. Chen and Mr. Tang are paid annual salaries of approximately $10,750 and $9,300, respectively, as converted at recent exchange rates.  Moreover, for the fiscal years ended December 31, 2010 and 2009, FeiLaiFa paid out a substantial portion of its net income as dividends to its shareholders. See Fantaly Travel Holdings Group, Limited and Subsidiaries Consolidated Statement of Cash Flows presented following Item 15 hereof.  Mr. Tang, as FeiLaiFa's principal shareholder, was a recipient of these distributions.  Ms. Jing Jiang was our sole officer and director during our fiscal year ended December 31, 2010. In connection with the Acquisition, on February 22, 2011, Ms. Jiang resigned her positions with the Company.

Since inception, we have not paid or accrued any compensation for our Chief Executive Officer or any other executive officer and we have not entered into an employment or consulting agreement with any of our directors or executive officers. We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers.

Index

Stock Option Plan

We intend to adopt an equity incentive plan and to grant stock options under that plan to our executive officers and directors. We expect that any such plan will provide for the grant of options to acquire, for a period of up to five years, up to 300,000 shares of our common stock to our principal executive officers, and 100,000 shares of our common stock to each of our directors. Furthermore, any option plan we may adopt will be subject to vesting provisions tied to our performance. As of the date of this report, we have taken no action to adopt a plan.

Employment Agreements

We have no employment agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2011, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common shares, (ii) each of our directors and each of our executive officers named in the Directors and Executive Officers of the Registrant Table in Item 10, and (iii) all of our officers and directors as a group. Information relating to the beneficial ownership of our common shares by principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to sell or direct the sale of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission’s rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 1, 2011 have been exercised. Except as noted below, or as required by applicable community property laws, each person has sole voting and investment power for all common shares shown as beneficially owned by them. As of March 31, 2011, we had outstanding 30,000,000 shares of our common stock.  Unless otherwise indicated in the footnotes, the address for each officer and director listed below is in the care of Isdera North America, Inc., 7-F, Xinghe Building, Central Road, Shajing, Baoan District, Shenzhen, PRC 518100.

Index

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Beneficial Owners of More than 5% of Outstanding Shares:
Bloom View Investments Limited (1) (2) (3)	9,289,637	31.0%
Giant Fortune Investment Management Limited (4)	2,314,404	7.7%
Directors and Officers:
Xiao Ming Tang (1) (2) (3)	9,289,637	31.0%
Jing Jiang (6)	1,495,400	5.0%
Ye Liu (4)	0	0%
Jun Li (7)	0	0%
Bin Wang	0	0%
Hong Chen (5)	9,289,637	31.0%
Zhi Hai Peng (7)	0	0%
Songtao Liu	0	0%
All directors and executive officers as a group	9,289,637	31.0%

(1) Xiao Ming Tang is the controlling shareholder of, and the president and chief executive officer of Bloom View Investments Limited and may be deemed to be the beneficial owner of such shares.

(2) Includes 713,484 shares owned by Xiao Ming Tang. These shares were purchased prior to the Acquisition but after our fiscal year ended December 31, 2010. See, footnote (1) above.

(3) Includes 8,576,153 shares of common stock owned of record by Bloom View Investments Limited. Also includes 713,484 shares owned of record by Mr. Tang. See, footnote (2) above.

(4) Giant Fortune Investment Management Limited is owned by Zuhong Xu. Our director, Mr. Ye Liu, is the chief financial officer of Giant Fortune Investment Management Limited, and disclaims any beneficial ownership of the shares owned by this company.

(5) Hong Chen is a shareholder of Bloom View Investments Limited owning less than ten percent of the issued and outstanding shares of that company.

(6) As of December 31, 2011, these shares were owned of record by Cosell Investments, Ltd. Ms. Jing Jiang, our sole officer and director prior to the Acquisition and a director until March 11, 2011, the tenth day after we mailed to our shareholders the information concerning the change in control of our Board of Directors resulting from the Acquisition as required by Rule 14f-1 of the Exchange Act, is the chief executive officer and a director of Cosell Investments Ltd. Therefore, Ms. Jiang may be deemed to be the beneficial owner of such shares. Cosell Investments, Ltd. disposed of these shares on January 3, 2011. Of the shares so disposed of, 713,484 were transferred to our Chairman, Mr. Tang. Since Ms. Jiang resigned as the sole officer and director of our company effective February 22, 2011, none of these shares are included in the shares beneficially owned by "All directors and executive officers as a group."

(7) Zhi Hai Peng resigned as our Chief Executive Officer effective April 16, 2011. On that date, Mr. Jun Li assumed the position as our Chief Executive Officer.

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 22, 2011, Isdera entered into a Share Exchange Agreement dated February 22, 2011 (the “Exchange Agreement”) with Fantaly Travel Holdings Group Limited, a British Virgin islands company (“Fantaly”), and the shareholders of Fantaly hereinafter identified (the “Fantaly Shareholders”), pursuant to which Isdera acquired all of the outstanding shares of Fantaly in exchange for the issuance of an aggregate of 25,715,600 shares of the common stock of Isdera, or approximately 85.72% of the outstanding shares of the common stock of Isdera, in proportion to the Fantaly shares held by each Fantaly Shareholder. Following the consummation of this transaction, Fantaly became a wholly owned subsidiary of Isdera. Our Chairman, Xiao Ming Tang, was one of our shareholders prior to the Acquisition and also was and is the president, chief executive officer, and largest shareholder of Bloom View Investments, Limited ("Bloom View"). Bloom View was a Fantaly Shareholder prior to the Acquisition, and is now our largest shareholder.

Prior to the Acquisition, on January 3, 2011, our Chairman, Xiao Ming Tang, acquired 713,484 shares of our common stock from Cosell Investments, Ltd. Jing Jiang, our sole officer until February 22, 2011, and our sole director until March 11, 2011, is the chief executive officer and a director of Cosell Investments, Ltd.

Giant Fortune Investment Management Limited ("Giant Fortune") was a shareholder of Fantaly prior to the Acquisition and, as a result of the Acquisition, is now one of our shareholders having acquired 2,313,404 shares of our common stock in exchange for Giant Fortune's shares of Fantaly. Our Director, Mr. Ye Liu has served as chief financial officer of Giant Fortune Investment Management Limited since March 2010.

From time to time Fantaly has made loans to related parties. Loans made to related parties during the fiscal years ended December 31, 2010 and 2009 are set forth in the audited consolidated financial statements of Fantaly Travel Holdings Group, Limited and its Subsidiaries at Note 3.

As of September 30, 2010, and December 31, 2009, we owed to a stockholder $177,743 and $135,581, respectively, that was loaned to us. The loan was provided for working capital purposes, is unsecured, non-interest bearing, and has no terms for repayment

We recognize that transactions between us and any of our directors or executives with a related party can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders. Therefore, it is our preference to avoid such transactions. All potential related party transactions involving the Company and/or its employees are to be presented in advance to the Board of Directors to be reviewed for a potential conflict of interest. Such transactions must be approved by the Board of Directors before they can commence.

Director Independence

The Board of Directors does not maintain a majority of directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(15).

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to and paid by us by our former auditors, the Davis Accounting Group, P.C. for professional services rendered for the fiscal years ended December 31, 2009 and 2010:

Index

	Fiscal year ended December 31,
	2010	2009
Audit Fees	$6750.00	$10,000.00
Audit Related Fees	$0.00	$0.00
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00

The following is a summary of the fees billed to and paid by us to Goldman Kurland Mohidan, LLP, ("GKM"), our current independent registered public accountants for professional services rendered for the fiscal years ended December 31, 2009 and 2010:

	Fiscal year ended December 31,
	2010		2009
Audit Fees	$190,000.00	(1)	$10,000.00	(1)
Audit Related Fees	$0.00		$0.00
Tax Fees	$0.00		$0.00
All Other Fees	$0.00		$0.00

(1) Includes audit fees billed to and paid by our subsidiaries Fantaly and FeiLaiFa for audit services rendered.

Audit Fees: Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees: Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees: Consists of fees for product and services other than the services reported above.

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Index

Our Board of Directors has reviewed and discussed with Goldman Kurland Mohidan, LLP our audited financial statements contained in this Annual Report on Form 10-K for the 2010 fiscal year. The Board of Directors also has discussed with Goldman Kurland Mohidan, LLP, the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received and reviewed the written disclosures and the letter from Goldman Kurland Mohidan, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Goldman Kurland Mohidan, LLP its independence from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2010 fiscal year for filing with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Index

Isdera North America, Inc.; Index to Financial Statements, December 31, 2010, and 2009

Report of Registered Independent Auditors	F-1

Balance Sheets as of December 31, 2010, and 2009	F-2

Statements of Operations for the Years Ended December 31, 2010, and 2009, and the Period from Re-entering the Development Stage Through December 31, 2010	F-3

Statement of Stockholders’ Equity for the Period from Period of Re-entering the Development Stage Through December 31, 2010	F-4

Statements of Cash Flows for Years ended December 31, 2010, and 2009, and the Period from Re-entering the Development Stage Through December 31, 2010	F-6

Notes to Financial Statements	F-8

Isdera North America, Inc.; Index to Unaudited Consolidated Pro Forma Financial Statement

Introduction to Unaudited Consolidated Pro Forma Financial Statements	F-3

Unaudited Consolidated Pro Forma Balance Sheets as of December 31, 2010

Unaudited Consolidated Pro Forma Statements of Income for the Year Ended December 31, 2010 and 2009	F-4

Notes to Unaudited Consolidated Pro Forma Financial Statements

Index to Financial Statement Schedules

None

Exhibits

Exhibit No.	Description

2.1
Share Exchange Agreement by and among Isdera North America, Inc. (a Nevada corporation), Cosell Investments, Ltd. (a BVI company); Fantaly Travel Holdings Group Limited (a BVI company), and the Shareholders of Fantaly Travel Holdings Group Limited dated February 22, 2011 (1)

3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws (2)

21.1	Subsidiaries of Registrant

Index

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Additional Exhibits.

99.1	Approval of Shenzhen Market Supervisory Authority to acquisition of Shenzhen FeiLaiFa Aviation Service Co. Ltd. by Link Top Corporation Ltd. including English translation thereof (1)

99.2	Instrument of Transfer relating to acquisition of Link Top Corporation Limited by Fantaly Travel Holdings Group, Ltd. (1)

(1)  Incorporated by reference to the Company's Form 8-K Current Report dated February 22, 2011.
(2)  Incorporated by reference to the Company's Form 8-K Current Report dated June 24, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISDERA NORTH AMERICA, INC.

	By:	/s/ Zhi Hai Peng
Dated: April 15, 2011		Zhi Hai Peng
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Songtao Liu
Songtao Liu
Chief Financial Officer (Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2011.

Signature	Title

/s/ Zhi Hai Peng	Chief Executive Officer (Principal Executive Officer)
Zhi Hai Peng

/s/ Songtao Liu	Chief Financial Officer (Principal Financial and Accounting Officer)
Songtao Liu

/s/ Xiao Ming Tang	Director and Chairman of the Board
Xiao Ming Tang

Index

/s/ Ye Liu	Director
Ye Liu

/s/ Jun Li	Director
Jun Li

/s/ Bin Wang	Director
Bin Wang

/s/ Hong Chen	Director
Hong Chen

Index

FANTALY TRAVEL HOLDING GROUP, LIMITED AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 AND 2009

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Pages

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Fantaly Travel Holdings Group, Limited and subsidiaries

We have audited the accompanying consolidated balance sheets of Fantaly Travel Holdings Group, Limited and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fantaly Travel Holdings Group, Limited and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin, LLP
Encino, California
April 12, 2011

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and equivalents	$851,522	$1,157,456
Accounts receivable, net	2,004,023	1,403,287
Due from related parties	806,074	81,383
Prepaid expenses	2,051,859	843,575
Deposit for loan	79,524	263,266
Other assets	67,255	61,904

Total Current Assets	5,860,257	3,810,871

Property and equipment, net	285,568	217,835
Long-term trade deposit	1,218,280	752,186
Long-term deferred charge	102,730	-

Total Assets	$7,466,835	$4,780,892

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term loans	$621,043	$1,925,740
Loan from third parties	2,127,394	-
Accounts payable	899,986	718,469
Customer deposits	96,140	87,427
Accrued expenses	1,035,828	871,088
Taxes payable	313,651	378,900

Total Current Liabilities	5,094,042	3,981,624

Long-term loan	1,514,738	-

Total Liabilities	6,608,780	3,981,624

Commitment and Contingencies (Note 14)
Shareholders' Equity:
Paid-in capital	362,297	362,297
Statutory reserve	316,415	316,415
Retained earnings (Accumulated deficit)	796	(17,610)
Accumulated other comprehensive income	178,547	138,166

Total Shareholders' Equity	858,055	799,268

Total Liabilities and Shareholders' Equity	$7,466,835	$4,780,892

See accompanying notes to consolidated financial statements.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009

Net revenues	$11,594,148	$10,026,485
Cost of revenues	2,259,906	2,034,243

Gross profit	9,334,242	7,992,242

Operating expenses:
Selling	1,818,945	1,709,364
General and administrative	698,079	476,710

Total operating expenses	2,517,024	2,186,074

Operating income	6,817,218	5,806,168

Other income (expense):
Interest income	6,063	5,014
Other income	1,891	3,595
Interest expense	(291,795)	(84,722)
Other expense	(74,694)	(55,997)

Total other income (expense)	(358,535)	(132,110)

Income before income taxes	6,458,683	5,674,058

Income taxes	1,420,910	1,158,062

Net income	5,037,773	4,515,996

Foreign currency translation adjustment	40,381	3,038
Total comprehensive income	$5,078,154	$4,519,034

See accompanying notes to consolidated financial statements.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Paid-in Capital	Statutory Reserve	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance January 1, 2009	$362,297	$316,415	$(3,508)	$135,128	$810,332
Net income	-	-	4,515,996	-	4,515,996
Dividends	-	-	(4,530,098)	-	(4,530,098)
Foreign currency translation adjustment	-	-	-	3,038	3,038

Balance December 31, 2009	362,297	316,415	(17,610)	138,166	799,268

Net income	-	-	5,037,773	-	5,037,773
Dividends	-	-	(5,019,367)	-	(5,019,367)
Foreign currency translation adjustment	-	-	-	40,381	40,381

Balance December 31, 2010	$362,297	$316,415	$796	$178,547	$858,055

See accompanying notes to consolidated financial statements.

FANTALY TRAVEL HOLDING GROUP, LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net Income	$5,037,773	$4,515,996
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	61,204	67,488
Change in operating assets and liabilities:
Accounts receivable	(537,048)	(441,514)
Prepaid expenses	(1,054,126)	(728,274)
Other assets	(97,940)	6,314
Long-term trade deposits	(428,386)	(21,905)
Long-term deferred charge	(100,183)	-
Accounts payable	152,035	(48,467)
Customer deposits	5,457	87,380
Accrued expenses	130,366	188,258
Taxes payable	(76,807)	(26,939)
Net cash provided by operating activities	3,092,345	3,598,337

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(113,032)	(24,688)
Disposal of property and equipment	4,479	-
Net cash used in investing activities	(108,553)	(24,688)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Repayments of bank loan	(1,930,198)	(1,098,928)
Proceeds from bank loan	2,068,069	2,270,804
Proceeds from third parties	2,074,661	-
Deposit for loan	188,342	(42,392)
Due from related parties	(703,898)	(37,267)
Dividends paid	(5,019,368)	(4,530,098)
Net cash used in financing activities	(3,322,392)	(3,437,881)

Effect of exchange rate changes on cash and equivalents	32,666	2,607

Net change in cash and equivalents	(305,934)	138,375

Cash and equivalents at beginning of year	1,157,456	1,019,081
Cash and equivalents at end of year	$851,522	$1,157,456

SUPPLEMENTAL DISCLOSURES:
Cash paid during the periods for:
Interest paid	$291,795	$84,722
Taxes paid	$3,107,972	$2,535,262

See accompanying notes to consolidated financial statements.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Fantaly Travel Holdings Group, Limited (“Fantaly”) is a British Virgin Islands (“BVI”) corporation. Fantaly was incorporated under the laws of BVI on November 24, 2010. Fantaly is a holding company. On November 26, 2010, Fantaly acquired all of the outstanding shares of common stock of Link Top Corporation Limited (“Link Top”), and its wholly owned subsidiary Shenzhen FeiLaiFa Aviation Service Company, Limited (“FeiLaiFa”).

Link Top was incorporated in March 2010 under the laws of Hong Kong. Link Top is a holding company, which acquired, on November 25, 2010, all of the equity interests of FeiLaiFa for RMB3,000,000 (approximately $450,214). Since the shareholders of Link Top and FeiLaiFa were related, and the control of the merged entity remained with the management of FeiLaiFa, the merger was accounted for as a transaction between entities under common control, whereby Link Top recognized the assets and liabilities transferred at their carrying amounts.

FeiLaiFa is an operating company incorporated on December 29, 1999 in Shenzhen City, Guangdong Province, the Peoples Republic of China (“PRC”), and is primarily engaged in airline ticketing, train ticketing and hotel reservation service in PRC. FeiLaiFa uses web-based distribution technologies and a 24-hour national wide call center to provide customers with consolidated ticketing information and the ability to access hotel reservations at discounted rates in major cities across China.

The accompanying consolidated financial statements include the accounts of Fantaly and its subsidiaries Link Top and FeiLaiFa (collectively the “Company”). The consolidated financial statements combine the historical financial statements of FeiLaiFa as if the merger occurred at the beginning of the periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Accounting method

The accompanying consolidated financial statements were prepared using the accrual method of accounting.

b)	Basis of presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company, which are prepared in accordance with accounting principles and relevant financial regulations established by the PRC’s Ministry of Finance (“PRC GAAP”), the accounting standards used in the PRC. The accompanying consolidated financial statements reflect adjustments not recorded in the books of account of the Company to present them in conformity with U.S. GAAP.

c)	Principle of consolidation

The accompanying consolidated financial statements include the accounts of Fantaly and its wholly owned subsidiaries Link Top and FeiLaiFa collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual financial results could differ significantly from those estimates. Significant items subject to such estimates and assumptions include allowances for doubtful accounts, deferred income tax assets, the useful lives and residual values of property and equipment, the recovery of the carrying value of long-lived assets. The Company is also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as competition, litigation, legislation and regulations in the Travel Agent Industry.

e)	Foreign currency transactions and translation

We conduct substantially all of our business in China. The Company’s functional currency is the Chinese Yuan (“RMB”). As of December 31, 2010 and for the years thereafter, the accounts of the Company were maintained in RMB. The accompanying financial statements were translated and presented in the United States dollar (“$”) in accordance with the Foreign Currency Matters Topic of the FASB ASC 830, Foreign Currency Matters (“ASC 830”). Asset and liability accounts are translated at the exchange rate as of the balance sheet dates, equity accounts are stated at their historical rate, revenue and expenses are translated using the average exchange rates for the periods. In accordance with ASC 230, Statement of Cash Flow (“ASC 230”), cash flows are calculated based on the local currencies and translated using the average exchange rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation gains/losses are reported as other comprehensive income. Translation gains/losses from transactions executed in currency other than the functional currency are reported in the statement of income.

f)	Cash and equivalents

Cash and equivalents include cash on hand and demand deposits placed with banks or other financial institutions. The Company considers highly liquid investments readily convertible to known amounts of cash and with original maturities from the date of purchase of three months or less to be cash equivalents. All cash and equivalents are unrestricted as to withdrawal and use. The Company maintains cash and equivalents with various financial institutions mainly in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Accounts receivable

The Company reviews its accounts receivable on a periodic basis and determines if maintaining an allowance is necessary based on the aging of the accounts receivable balance, customer payment history and current creditworthiness, as well as current economic trends. As of December 31, 2010 and 2009, there was no allowance for doubtful accounts.

h)	Revenue recognition

The Company’s revenues are principally derived from providing air and train ticketing and hotel reservation services. The Company recognizes revenues when all of the following have occurred: persuasive evidence of arrangement with the customer and services has been performed, fees are fixed or determinable and collectability of the fees is reasonably assured, as prescribed by ASC 605-10, Revenue Recognition. These criteria as related to the Company’s revenues are considered to have been met as follows:

Air ticketing services
Revenue from our air ticketing service is almost 60 percent of our travel-related revenues, for years ended December 31, 2010 and 2009. We conduct our air ticketing business through contractual arrangements with affiliated Chinese entities as well as local agents for the issuance and delivery of air tickets and collection of air ticketing fares. Commissions from air ticketing services are recognized upon delivery of the ticket to the customer, net of estimated cancellations. Estimated cancellations were insignificant for the years ended December 31, 2010 and 2009. Because we act as an agent in transactions with no risk of loss due to obligations for cancelled airline ticket reservations, we recognize our revenues from air ticketing services on a net basis in the statements of income.

Hotel reservation services
Revenues from our hotel reservation services are determined by the number of room nights we book and the commissions we earn. Generally, our customers pay hotels directly, and we collect commissions from our suppliers based on the number of room nights our customers stay. Our commission from hotel reservation services is recognized after a hotel customer complete his hotel stay, based on our confirmation with the hotel of the customer’s stay. Because we act as an agent in transactions, do not assume any inventory risk, and have no risk of loss due to obligations for cancelled visits, we recognize our revenues from hotel reservation on a net basis in the statements of income.

Train ticketing services
Revenues from our train ticketing services are determined by the number of train tickets we sold. In general, our customers pay cash and pick up train tickets from our sales agents and we collect commissions from our suppliers based on the number of train tickets we sold. Because we have no obligations for cancellation, we recognize revenue from train ticketing services on a net basis in the statements of income.

Other travel services
Other travel services are mainly commissions from insurance companies for sales of travel insurance. The Company recognizes revenue when the travel insurance certificate is issued to the customer, net of cancellations, which were not significant in 2010 and 2009.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Cost of Revenue

All costs of revenue are associated with revenue directly. Costs of revenue for air and train ticketing, and hotel-reservation services mainly are the rental of sales offices, telephone, wages, delivery expenses, transportation, vehicles, commissions, depreciation, IT system and related technologies used.

j)	Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful life, taking into consideration estimated residual value. When items are retired or otherwise disposed of, profit or loss on disposal is charged to statements of income for the difference between the net book value and proceeds received thereon. Ordinary maintenance and repairs are expensed as incurred. The estimated useful lives of the Company’s property and equipment are as follows:

Building	20 years
Motor vehicles	5 years
Leasehold improvement	3 years
Electronic equipment and office furniture	3 years

k)	Impairment of long-lived assets

Property and equipment are reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds its fair value. Fair value is determined by various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There was no impairment charges on long-lived assets for any of the periods presented.

l)	Income taxes

Income taxes are provided for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in the statements of income in the period the change in tax rates or tax laws is enacted.

In accordance with ASC subtopic 740-10, Income Taxes, Overall (Pre-Codification: Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109), the impact of a tax position taken or expected to be taken in a tax return is recognized in the financial statements if that position is not more likely than not to be sustained upon an examination based on the technical merits of position. The Company did not take any tax position that is not more likely than not to be sustained upon examination and the application of ASC subtopic 740-10 did not have any impact on the financial statements.

On March 16, 2007, the PRC government enacted the new Enterprise Income Tax law (“new EIT law”), which unified the income tax rate to 25% for all enterprises. The new EIT law was effective January 1, 2008. The new EIT law and its relevant regulations provide a 5-year transition period from January 1, 2008 for those companies established before March 16, 2007 which were entitled to lower tax rates under the then effective tax laws and regulations, as well as grandfathering certain tax holidays. The Company is entitled to both the transitional tax rates of 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Loyalty points provision

The Company’s members earn loyalty points for use of Company services. The Company provides travel awards and other non-cash gifts to the members upon redemption of loyalty points that are accumulated based on the member’s transactions with the Company. The Company recognizes estimated costs to provide free travel and other non-cash gifts based on historical redemption rates. The liabilities for loyalty points are reduced upon the redemption or expiration of the loyalty points. The estimated costs are included in “selling expenses” in the statements of income and the estimated liabilities are included in “accrued expenses” in the balance sheets.

n)	Advertising expenses

The Company incurs advertising expense consisting of radio, magazine and short messaging service (“SMS”) advertising, and online internet advertising to promote the Company’s brand and services. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place in selling expenses. The Company expenses the costs of advertisement as the advertisement is shown. For the years ended December 31, 2010 and 2009, advertising expense was $1,661,850 and $1,699,714, respectively.

o)	Operating leases

The Company leases office space under operating leases. Rental expenses are recognized from the date of initial possession of the leased property on a straight-line basis over the term of the lease. Certain lease agreements contain rent holidays, which are recognized on a straight-line basis over the lease term. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

p)	Retirement and other postretirement benefits

Pursuant to relevant PRC regulations, the Company is required to contribute to various defined contribution plans organized by the PRC government, including retirement, medical and other welfare benefits. The Company is required to make contributions to these plans at a stated contribution rates based on monthly compensation of qualified employees. For the years ended December 31 2010 and 2009, the Company contributed $74,775 and $155,619, respectively, to these plans.

The Company has no obligation for the payment of employee benefits associated with these plans beyond the mandatory contributions payable during the period of the employee’s employment with the Company.

q)	Compensated absences

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

r)	Earning per share (EPS)

The Company accounts for net income (loss) per share in accordance with FASB Accounting Standards Codification Topic on Earning Per Share (“ASC 260”), which requires presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net income/ (loss) per share is computed by dividing net income/ (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted income/ (loss) per share is calculated by dividing net income/ (loss) by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of the ordinary shares issuable upon the exercise of outstanding stock options, stock warrants and the settlement of performance units. Ordinary equivalent shares in the diluted net income/ (loss) per share computation are excluded in net loss periods as their effect would be anti-dilutive. For the calculation of basic net income/ (loss) and diluted net income/ (loss), ordinary shares include ordinary shares and high-vote ordinary shares. As the Company is incorporated under PRC regulations, the Company doesn’t have shares and makes no EPS calculation.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s)	Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Contingencies, liabilities for such contingencies are recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

t)	Statutory reserves

Under PRC rules and regulations, a company incorporated in the PRC must transfer 10% of its net profit, as determined in accordance with the relevant PRC laws and regulations, to a statutory surplus reserve annually until the reserve balance reaches 50% of the corresponding company’s registered capital. The transfer to this reserve must be made before distribution of dividends to shareholders. The statutory surplus reserve can be used to make good previous years’ losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings or by increasing the par value of the shares currently held by the shareholders, provided that the balance of the statutory surplus reserve after such issue is not less than 25% of the registered capital.

u)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and these deposits are not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A portion of the Company’s sales are credit sales which are primarily to corporate customers. The Company reviews its accounts receivable on a periodic basis and determines if maintaining an allowance is necessary based on the aging of the accounts receivable balance, customer’s payment history and its current creditworthiness, as well as current economic trends.

v)	Segment Reporting

The Company views its business as a one operating segment; however, the Company has different revenue streams. The Company does not maintain separate financial information for each revenue stream.

w)	Financial instruments

Effective January 1, 2008, the Company adopted the provisions of FASB Statements No. 157, Fair Value Measurements, (subsequently codified as FASB ASC 820, Fair Value Measurements and disclosures (“ASC 820”)), with the exception for nonrecurring, nonfinancial assets and liabilities where adoption has been deferred to be effective on the first day of fiscal year 2010. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•           Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•           Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•           Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The fair values of cash, accounts receivable, accounts payable, accrued expenses and other payables approximate their respective carrying amounts due to their short-term nature.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

x)	Recently issued accounting standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810-10), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity which an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period after November 15, 2009, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of ASC 810 did not have a material impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving disclosure about Fair Value Measurements. The update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In June 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard had no impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

FANTALY TRAVEL HOLDING GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Xiaoming Tang	Shareholder of the Company, Chairman of Board
Runxintong	Entity controlled by Mr.Xiaoming Tang, a shareholder of the Company.
Daxiang Feng	Former Vice chairman of board
Qunlian Zhai	Wife of Mr. Xiaoming Tang
Liming Tang	Shareholder

From time to time, the Company advanced funds to related parties as shown below. These advances were non-interest bearing, unsecured and payable on demand.

Due from related parties:	December 31,
	2010	2009
Runxintong	$446,991	$4,694
Daxiang Feng	-	(104)
Liming Tang	130,754	-
Xiaoming Tang	41,254	-
Qunlian Zhai	187,075	76,793
Total due from related parties	$806,074	$81,383

4.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,
	2010	2009

Prepaid advertising	$1,049,714	$438,776
Advance to railway authorities."Deposit for issuing train tickets;
balance is refundable, if train ticketing business discontinues."	898,801	366,537
Advance to employees	21,470	15,917
Other	81,874	22,345
Total prepaid expenses	$2,051,859	$843,575

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2010	2009
Building	$39,990	$38,614
Motor vehicles	212,875	192,137
Leasehold improvement	196,808	133,722
Electronic equipment and office furniture	364,535	320,798
Total property and equipment	814,208	685,271
Less: Accumulated depreciation and amortization	528,640	467,436
Total property and equipment, net	$285,568	$217,835

Depreciation and amortization of property and equipment was allocated to the following expense items:

	Year ended December 31,
	2010	2009

Cost of revenues	$45,903	$21,215
General administration expenses	15,301	46,273
Total depreciation and amortization expenses	$61,204	$67,488

6.	LONG TERM TRADE DEPOSITS

As of December 31, 2010 and 2009, the Company has $1,218,280 and $752,186, respectively, as trade deposit to Airline carriers.

7.	SHORT-TERM LOANS

Short-term loans consisted of the following:

	December 31,
	2010	2009
SPD Bank due on November 14, 2010
with interest of 5.844% and secured by buildings and equipment.	$-	$877,553
Bank of Communication due on November 12, 2010
with interest of 5.844% and secured by buildings and equipment.	-	1,023,810
Pin'an Trust due on February 20, 2011
with interest of 6.489% and unsecured.	15,147	24,377
Rural Commercial Bank due in the first five month of 2011
with interest of 6.489% and secured by a deposit of $3,787.	454,422	-
Pin'an Bank due December 27, 2011
with interest of 9.027% and unsecured.	151,474	-
Total short-term loans	$621,043	$1,925,740

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	LONG-TERM LOANS

As of December 31, 2010 and 2009, the Company had long-term loan of $1,514,738 and $0 with interest of 6.71%. The loan was obtained from a financial institution for general working capital purpose and was secured by buildings owned by Mr. Xiaoming Tang, Chairman of the board.

9.	LOAN FROM THIRD PARTIES

As of December 31, 2010 and 2009, the Company had short-term borrowings of $2,127,394 and $0, respectively, from non-financial institution for general working capital purposes. The short-term borrowings were paid off on the maturity date (maximum 45 days) and secured by a deposit of $75,737.

10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2010	2009
Security deposits from sales agents	$80,285	$107,504
Rent	-	38,506
Accrued payroll and bonus	545,653	637,920
Loyalty points	259,197	35,042
Custodial collection	74,427	-
Other	76,266	52,116
Total accrued expenses	$1,035,828	$871,088

11.	TAXES PAYABLES

Taxes payables consisted of the following:

	December 31,
	2010	2009
Income taxes	$252,475	$321,450
Business taxes	53,037	54,315
Other	8,139	3,135
Total taxes payable	$313,651	$378,900

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

Prior to January 1, 2008, the PRC’s statutory income tax rate was 33%. The Company’s subsidiary, FeiLaiFa, is located and operates within the Shenzhen Special Economic Zone in the PRC, was subject to a preferential tax rate of 15% before January 1, 2008.

On March 16, 2007, the PRC government enacted the new Enterprise Income Tax law (“new EIT law”), which unified the income tax rate to 25% for all enterprises. The new EIT law was effective as of January 1, 2008. The new EIT law and its relevant regulations provide a 5-year transition period from January 1, 2008 for those companies which were established before March 16, 2007 and were entitled to preferential lower tax rates under the then effective tax laws and regulations, as well as grandfathering certain tax holidays.

The Company is entitled to both the transitional tax rates of 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively and continues its tax holiday until expiration.

The Company’s income tax expense in the consolidated statement of operations consists of the following:

	December 31,
	2010	2009
BVI	$-	$-
Hong Kong	-	-
PRC, excluding Hong Kong	6,458,684	5,674,058
Total income before income taxes	$6,458,684	$5,674,058

The reconciliation to the Company’s expected tax rate of income tax expense is as follows:

	December 31,
	2010	2009
PRC Statutory tax rate	25%	25%

Computed expected income tax	$1,614,671	$1,418,515
Tax holiday	(193,761)	(283,703)
Non-deductible advertising	-	34,808
Other	-	(11,558)
Income tax expense	$1,420,910	$1,158,062

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CONCENTRATIONS

The Company derives income from various Airlines. Most revenue is cleared through the International Air Transport Association (“IATA”), a centralized reporting platform.

For the years ended December 2010 and 2009, the largest five customers accounted for approximately 28.93% and 47.54%, respectively, of the Company’s revenue. No single customer exceeds 10% of the Company’s sales in 2010 and 2009.

Revenues by each major category were as follows:

	December 31,
	2010	2009
Air ticketing	$6,770,253	$5,909,517
Train ticketing	111,695	77,163
Hotel reservation	5,005,922	4,098,333
Other	320,752	471,390
Total revenue	12,208,622	10,556,403
Less: Sales tax	614,474	529,918
Net revenue	$11,594,148	$10,026,485

14.	COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

The Company leases real estate under operating lease agreements with most terms ranging from 3 to 5 years. Future minimum lease payments under these non-cancellable lease agreements as of December 31, 2010 were as follows by years:

Year ending December 31,

2011	$204,672
2012	132,829
2013	86,877
2014	88,675
2015	80,499
Total	$593,552

Rent expense for the years ended December 31, 2010 and 2009 was $217,295 and $123,558, respectively.

FANTALY TRAVEL HOLDINGS GROUP, LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	SUBSEQUENT EVENTS

On February 22, 2011, Isdera North America, Inc. (“Isdera”), a public shell company, acquired all of our outstanding shares of common stock from our shareholders and simultaneously merged with and into the Company. Under the terms of the agreement, the stockholder of the Company received 25,715,600 newly issued shares of common stock of Isdera for 86% of Isdera’s outstanding common stock, effectively obtaining operational and management control of Isdera.

Under US GAAP, the share exchange is considered a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Fantaly for the net assets of Isdera, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Isdera, are those of the legal acquire.

Isdera is a Nevada corporation (formerly a New York corporation) in the development stage and has not commenced operations. Isdera was to market and sell, in North America, high-end automobiles and products produced by the German automaker Isdera GMBH. The business of Isdera was discontinued on October 6, 1997, and remained dormant until August 9, 2006. On August 9, 2006, Isdera re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business.

ISDERA NORTH AMERICA, INC. CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 AND 2009

ISDERA NORTH AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010, AND 2009

Report of Registered Independent Auditors	F-1

Financial Statements-

Balance Sheets as of December 31, 2010, and 2009	F-2

Statements of Operations for the Years Ended December 31, 2010, and 2009, and the Period from Re-entering the Development Stage Through December 31, 2010	F-3

Statement of Stockholders’ Equity for the Period from Period of Re-entering the Development Stage Through December 31, 2010	F-4

Statements of Cash Flows for Years ended December 31, 2010, and 2009, and the Period from Re-entering the Development Stage Through December 31, 2010	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Isdera North America, Inc.

We have audited the accompanying balance sheets of Isdera North America, Inc. as of December 31, 2010 and 2009 (restated), and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from re-entering the development stage (August 9, 2006) to December 31, 2010 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isdera North America, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from re-entering the development stage (August 9, 2006) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has restated previously issued financial statements as of December 31, 2009 and for the period from reentering the development stage (August 9, 2006) and ended December 31, 2009 for the correction of a misstatement in the respective periods.

Goldman Kurland and Mohidin, LLP
Encino, California
April 13, 2011

ISDERA NORTH AMERICA, INC.
BALANCE SHEETS
DECEMBER 31, 2010, AND 2009

ASSETS
	2010	2009
		(Restated)
Current Assets:
Prepaid expenses	$498	$-
Total Assets	$498	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable – Trade	$-	$206
Accrued liabilities	-	21,873
Due to related party – Stockholder	177,743	135,581
Total liabilities	177,743	157,660

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, par value $.001 per share, 500,000,000 shares authorized; 4,284,400 shares issued and outstanding as of December 31 2010 and 2009, respectively	4,284	4,284
Additional paid-in capital	167,632	167,632
Accumulated deficit	(349,161)	(329,576)
Total stockholders’ deficit	(177,245)	(157,660)

Total Liabilities and Stockholders’ Deficit	$498	$-

The accompanying notes to financial statements are an integral part of these financial statements.

ISDERA NORTH AMERICA, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, AND 2009, AND PERIOD
FROM RE-ENTERING THE DEVELOPMENT STAGE
(AUGUST 9, 2006) THROUGH DECEMBER 31, 2010

	2010	2009	Period From Re-entering the Development Stage Through December 31, 2010
		(Restated)	(Restated)
Revenue	$-	$-	$-

Expenses:
General and administrative -
Legal fees	4,500	30,500	165,011
Accounting and audit fees	9,750	10,000	65,770
Consulting fees	-	-	38,545
Transfer, Filling and other fees	5,335	7,056	24,862
Total general and administrative expenses	19,585	47,556	294,188

Loss from Operations	(19,585)	(47,556)	(294,188)

Other Expense
Interest expense	-	-	(956)

Total other expense	-	-	(956)

Provision for income taxes	-	-	(155)

Net Loss	$(19,585)	$(47,556)	$(295,299)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.08)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	4,284,400	3,876,244

 The accompanying notes to financial statements are an integral part of these financial statements.

ISDERA NORTH AMERICA, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM RE-ENTERING THE DEVELOPMENT STAGE (August 9, 2006) THROUGH DECEMBER 31, 2010

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Totals
Balance - August 9, 2006	100	$-	$1,000	$(53,862)	$(52,862)

Net loss	-	-	-	(88,446)	(88,446)

Balance - December 31, 2006 (Restated)	100	-	1,000	(142,308)	(141,308)

Issuance of common stock for cash	39,000	39	1,911	-	1,950

Consulting services paid by issued shares	2,995,400	2,995	105,550	-	108,545

Loan from Director paid by issued shares	1,249,900	1,250	52,568	-	53,818

Forgiveness of related party loan	-	-	6,603	-	6,603
					-
Net loss	-	-	-	(43,608)	(43,608)

Balance - December 31, 2007	4,284,400	4,284	167,632	(185,916)	(14,000)

Net loss	-	-	-	(96,104)	(96,104)

Balance - December 31, 2008	4,284,400	4,284	167,632	(282,020)	(110,104)

Net loss	-	-	-	(47,556)	(47,556)

Balance - December 31, 2009 (Restated)	4,284,400	4,284	167,632	(329,576)	(157,660)

Net loss	-	-	-	(19,585)	(19,585)

Balance - December 31, 2010	4,284,400	$4,284	$167,632	$(349,161)	$(177,245)

The accompanying notes to financial statements are an integral part of these financial statements.

ISDERA NORTH AMERICA, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009, AND PERIOD FROM RE-ENTERING THE DEVELOPMENT STAGE (August 9, 2006) THROUGH DECEMBER 31, 2010

			Period From
			Re-entering
			The Development
			Stage Through
	2010	2009	December 31, 2010
		(Restated)	(Restated)
Operating Activities:
Net loss	$(19,585)	$(47,556)	$(295,299)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting and professional fees paid by issued shares	-	-	108,545
Accrued interest expense paid by issued shares	-	-	956
Changes in net assets and liabilities -
Prepaid Expenses	(498)	-	(498)
Accounts payable - Trade	(206)	(4,073)	-
Accrued liabilities	(21,873)	(627)	-

Net Cash (Used in) Operating Activities	(42,162)	(52,256)	(186,296)

Financing Activities:
Due to related party - Stockholder	42,162	52,256	250,504
Repayment of related party loans - Stockholder	-	-	(67,058)
Issuance of common stock for cash	-	-	1,950

Net Cash Provided by Financing Activities	42,162	52,256	185,396

Net Change in Cash	-	-	(900)

Cash and Equivalent - Beginning of Period	-	-	900

Cash and Equivalent - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:

Cash paid during the periods for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash financing and investing transactions:
Shares issued for settlement of loan	$-	$-	$53,818

Forgiveness of related party loan	$-	$-	$6,603

The accompanying notes to financial statements are an integral part of these financial statements.

ISDERA NORTH AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010, AND 2009

(1)           Organization and Description of Business

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

(2)           Restatement

The Company mistakenly accrued additional expenses in the year ending 2009. The restatement of the financial statements as of December 31, 2009 and for the year then ended resulted in a net reduction of 2009 operating expenses and net loss in the amount of $4,246, along with a corresponding reduction of accrued expenses as of December 31, 2009.

The Company’s balance sheet as of December 31, 2009, as previously reported and as restated, is as follows:

	December 31, 2009
	As previously Reported	Adjustment	As Restated
Assets
Current Assets:
Prepaid expenses	$-	$-	$-
Total Assets	$-	$-	$-

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - Trade	$206	$-	$206
Accrued liabilities	26,119	(4,246)	21,873
Due to related party - Stockholder	135,581	-	135,581
Total Liabilities	161,906	(4,246)	157,660

Stockholders’ Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 4,284,400 shares issued and outstanding as of December 31, 2009	4,284	-	4,284
Additional paid-in capital	167,632	-	167,632
Accumulated deficit	(333,822)	4,246	(329,576)

Total Stockholders’ deficit	(161,906)	4,246	(157,660)

Total Liabilities and Stockholders’ Deficit	$-	$-	$-

The Company’s statement of operations for the year ended December 31, 2009, as previously reported and as restated, is as follows:

	For the Year Ended December 31, 2009
	As previously Reported	Adjustment	As Restated
Revenue	$-	$-	$-

Expenses:
General and administrative -
Legal fees	35,000	(4,500)	30,500
Accounting and audit fees	8,000	2,000	10,000
Consulting fees	-	-	-
Transfer, Filling and other fees	8,802	(1,746)	7,056
Total general and administrative expenses	51,802	(4,246)	47,556

Loss from Operations	(51,802)	(4,246)	(47,556)
Provision for income taxes	-	-	-

Net Loss	$(51,802)	$4,246	$(47,556)

Loss Per Common Share:
Loss per common share - Basic and Diluted	$(0.01)	$-	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,284,400	-	4,284,400

The Company’s statements of cash flows for the year ended December 31, 2009, as previously reported and as restated, is as follows:

	As previously Reported	Adjustment	As Restated

Operating Activities:
Net Loss	$(51,802)	$4,246	$(47,556)
Adjustments to reconcile net loss to net cash used in by operating activities:
Changes in net assets and liabilities -
Prepaid expenses	-	-	-
Accounts payable – Trade	(4,073)	-	(4,073)
Accrued liabilities	3,619	(4,246)	(627)
Net cash used in operating activities	(52,256)	-	(52,256)

Financing Activities:
Due to related party - Stockholder	52,256	-	52,256

Net Cash Provided by Financing Activities	52,256	-	52,256

Net Decrease in Cash	-	-	-
Cash - Beginning of Period	-	-	-
Cash - End of Period	$-	$-	$-

(3)           Summary of Significant Accounting Policies

   Cash and Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and equivalents.

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

   Loss per Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2010, and 2009.

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

   Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities;

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data;

Level 3: Unobservable inputs for which there is little or no market data which require the use of the reporting entity’s own assumptions.

The Company’s Cash and equivalents are considered to be highly liquid and easily tradable and are therefore classified as Level 1 within the fair value hierarchy.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010, and 2009, and expenses for the years ended December 31, 2010, and 2009, and the period from re-entering the development stage (August 9, 2006) through December 31, 2010.  Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810-10), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity which an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period after November 15, 2009, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of ASC 810 did not have a material impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving disclosure about Fair Value Measurements. The update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In June 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard has no impact on the Company’s financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(4)           Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.

Initial activities of the Company through December 31, 2010, include organization, completion of a capital formation activity to raise $1,950 from the sale of common stock to various stockholders, target market identification, and marketing plans.  The Company completed in early May 2007, an activity to submit a Registration Statement on Form SB-2 to the SEC to register 2,788,600 shares of common stock on behalf of selling stockholders.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company intends to conduct additional capital formation activities through the issuance of its common stock to establish sufficient working capital to commence operations.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be able to generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred operating losses since inception and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the outcome of this uncertainty. On February 22, 2011, the Company acquired an operating company, Fantaly, that has sufficient resources for operation needs. (See note 8)

(5)           Common Stock

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

On October 4, 2007, Cosell Investments, Ltd. (the “Buyer”) and two stockholders of the Company, Kingsgate Development, Ltd. and Eastern Glow Investment, Ltd., (collectively, the “Sellers”) entered into a Stock Purchase Agreement.  Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyer acquired from the Sellers 1,495,400 shares of common stock of the Company.  As a result of the Stock Purchase Agreement, on October 12, 2007, the Buyer acquired approximately 34.9% of the issued and outstanding shares of common stock of the Company directly from the Sellers.

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

(6)           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010, and 2009, were as follows (using a 15 percent effective Federal income tax rate):

	2010	2009
Current Tax Provision:
Federal -	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal -
Loss carry-forwards	$(2,488)	$(7,133)

Change in valuation allowance	2,488	7,133
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010, and 2009, as follows:

	2010	2009

Loss carry-forwards	$(51,923)	$(49,436)
Less - Valuation allowance	51,923	49,436

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of December 31, 2010 and 2009, the Company had approximately $349,161 and $329,576, respectively, in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire at various times through the year 2029.

(7)           Related Party Transactions

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

During the year ended December 31, 2007, former Directors and shareholders forgave the Company of a related party debt in the amount of $6,603.  The amount forgiven was recorded as additional paid-in capital.

As of December 31, 2010 and 2009, the Company owed to a stockholder $177,743 and $135,581, respectively.  The amount owed was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(8)           Subsequent Events

On February 22, 2011, the Company entered into a Share Exchange Agreement dated February 22, 2011 (the “Exchange Agreement”) with Fantaly Travel Holdings Group Limited, a British Virgin Islands company (“Fantaly”), and the shareholders of Fantaly (hereinafter identified as the “Fantaly Shareholders”), pursuant to which Isdera acquired all of the outstanding shares of Fantaly in exchange for the issuance of 25,715,600 shares of the common stock of Isdera, or approximately 85.72% of the outstanding shares of the common stock of Isdera. Following the consummation of the transaction, Fantaly became a wholly-owned subsidiary of Isdera.

Fantaly, organized under the laws of the British Virgin Islands, is a holding company which through its subsidiaries operates a travel agency and travel services business from Shenzhen, PRC.

Prior to the acquisition of Fantaly, Isdera North America, Inc. was a non-operating public shell. Pursuant to Securities and Exchange Commission ("SEC") rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and pro-forma information is not presented.

ISDERA NORTH AMERICA, INC. PRO FORMA UNAUDITED COMBINED FINANCIAL STATEMENTS

ISDERA NORTH AMERICA, INC.

INDEX TO UNAUDITED CONSOLIDATED PRO FORMA FINANCIAL STATEMENT

Introduction to Unaudited Consolidated Pro Forma Financial Statements	F-1

Unaudited Consolidated Balance Sheets as of December 31, 2010	F-2

Unaudited Consolidated Statements of Income for the Year Ended December 31, 2010 and 2009	F-3

Notes to Unaudited Consolidated Pro Forma Financial Statements	F-5

ISDERA NORTH AMERICA, INC.

INTRODUCTION TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENT

The pro forma consolidated balance sheet was prepared as if the share exchange agreement and transaction was consummated on December 31, 2010. The pro forma consolidated statements of income for the years ended December 31, 2010 and 2009 were prepared as if the share exchange agreement and transaction was consummated on January 1, 2010 and 2009, respectively. The balance sheet as of December 31, 2010 and the statements of income for the years ended December 31, 2010 and 2009 of FeiLaiFa were derived, respectively, from the audited, December 31, 2010 and 2009 financial statements of Shenzhen FeiLaiFa Aviation Service Company, LTD. The information presented in the unaudited pro forma consolidated financial statements does not purport to represent what the financial position would have been had the Merger Agreement occurred as of December 31, 2010 nor the financial results would have been had the Merger Agreement occurred as of January 1, 2010 or 2009, nor is it indicative of future financial position. You should not rely on this information as being indicative of the historical result that would have been achieved had the companies always been combined, or the future result that the combined company will experience after the Merger Agreement is consummated.

The pro forma adjustments are based upon available information and certain assumptions that the Company believes is reasonable under the circumstances. The unaudited pro forma consolidated balance sheet should be read in conjunction with the accompanying notes and assumptions and the historical financial statements of Isdera North America, Inc. and Fantaly.

F-1

ISDERA NORTH AMERICA, INC.
CONSOLIDATED PRO FORMA BALANCE SHEET
AS OF DECEMBER 31, 2010
UNAUDITED

	Fantaly Travel	Link Top	Shenzhen FeiLaiFa	Isdera North
	Holdings Group	Corporation	Avaition Services	America	Pro Forma
	Limited	Limited	Company, Ltd.	Inc.	Adjustment	Footnote	Pro Forma
ASSETS
Current Assets:
Cash and equivalents	$-	$-	$851,522	$-	$-		$851,522
Accounts receivable, net	-	-	2,004,023	-	-		2,004,023
Due from related parties	-	-	806,074	-	-		806,074
Prepaid expenses	-	-	2,051,859	498	-		2,052,357
Deposit for loan	-	-	79,524	-	-		79,524
Other assets	-	-	67,255	-	-		67,255

Total Current Assets	-	-	5,860,257	498	-		5,860,755

Property and equipment, net	-	-	285,568	-	-		285,568
Long-term trade deposit	-	-	1,218,280	-	-		1,218,280
Long-term deferred charge	-	-	102,730	-	-		102,730

Total Assets	$-	$-	$7,466,835	$-	$-		$7,467,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term loans	$-	$-	$621,043	$-	$-		$621,043
Loan from third parties	-	-	2,127,393	-	-		2,127,393
Accounts payable	-	-	899,986	-	-		899,986
Customer deposits	-	-	96,140	-	-		96,140
Accrued expenses	-	-	1,035,828	-	-		1,035,828
Due to related party-shareholder	-	-		177,743	-		177,743
Taxes payable	-	-	313,651	-	-		313,651

Total Current Liabilities	-	-	5,094,042	177,743	-		5,271,785

Long-term loan	-	-	1,514,738	-	-		1,514,738

Total Liabilities	-	-	6,608,780	-	-		6,786,523

Shareholders' Equity:
Common stock	-	-	-	4,284	25,716	(2)	30,000
Paid in capital	50,000	-	362,297	-	(412,297)	(1)(4)	-
Additional paid in capital	-	-	-	167,632	(12,579)	(1)(2)(3)(4)	155,053
Statutory reserve	-	-	316,415	-	-		316,415
Subscription receivable	(50,000)	-	-	-	50,000	(1)	-
Retained earnings (Accumulated deficit)	-	-	796	(349,161)	349,161	(3)	796
Accumulated other comprehensive income	-	-	178,547	-	-		178,547

Total Shareholders' Equity	-	-	858,055	(177,245)	-		680,810

Total Liabilities and Shareholders' Equity	$-	$-	$7,466,835	$498	$-		$7,467,333

(1)	To consolidate the equity of Fantaly, through its elimination, into the Company,

(2)	To reflect the acquisition of Fantaly, through the issuance of 25,715,600 shares of the Company in accordance with the Merger Agreement

(3)	To recapitalize the Company, through the elimination of Isdera deficit accumulated during their developmental stage into additional paid in capital

(4)	To consolidate the equity of FeiLaiFa, through its elimination, into the Company,

F-2

ISDERA NORTH AMERICA, INC.
CONSOLIDATED PRO FORMA STATEMENT OF INCOME
FOR THE YEAR ENDED
DECEMBER 31, 2010
UNAUDITED

	Fantaly Travel	Link Top	Shenzhen FeiLaiFa	Isdera North
	Holdings Group	Corporation	Avaition Services	America	Pro Forma
	Limited	Limited	Company, Ltd.	Inc.	Adjustment	Footnote	Pro Forma
Net revenues	$-	$-	$11,594,148	$-	$-		$11,594,148
Cost of revenues	-	-	2,259,906	-	-		2,259,906

Gross profit	-	-	9,334,241	-	-		9,334,241

Operating expenses:
Selling	-	-	1,818,945	-	-		1,818,945
General and administrative	-	-	698,079	19,585	-		717,664

Total operating expenses	-	-	2,517,024	19,585	-		2,536,609

Operating income (loss)	-	-	6,817,218	(19,585)	-		6,797,633

Other (Income) expense:
Interest income	-	-	6,063	-	-		6,063
Other income	-	-	1,891	-	-		1,891
Interest expense	-	-	(291,795)	-	-		(291,795)
Other expense	-	-	(74,693)	-	-		(74,693)

Total other (Income) expense			(358,534)				(358,534)

Income before income taxes	-	-	6,458,683	(19,585)	-		6,439,098

Income taxes	-	-	1,420,910	-	-		1,420,910

Net income (loss)	$-	$-	$5,037,773	$(19,585)	$-		$5,018,188

F-3

ISDERA NORTH AMERICA, INC.
CONSOLIDATED PRO FORMA STATEMENT OF INCOME
FOR THE YEAR ENDED
DECEMBER 31, 2009
UNAUDITED

	Fantaly Travel	Link Top	Shenzhen FeiLaiFa	Isdera North
	Holdings Group	Corporation	Avaition Services	America	Pro Forma
	Limited	Limited	Company, Ltd.	Inc.	Adjustment	Footnote	Pro Forma
Net revenues	$-	$-	$10,026,485	$-	$-		$10,026,485
Cost of revenues	-	-	2,034,243	-	-		2,034,243

Gross profit	-	-	7,992,241	-	-		7,992,241

Operating expenses:
Selling	-	-	1,709,364	-	-		1,709,364
General and administrative	-	-	476,710	47,556	-		524,266

Total operating expenses	-	-	2,186,074	47,556	-		2,233,630

Operating income (loss)	-	-	5,806,168	(47,556)	-		5,758,612

Other (Income) expense:
Interest income	-	-	5,014	-	-		5,014
Other income	-	-	3,595	-	-		3,595
Interest expense	-	-	(84,722)	-	-		(84,722)
Other expense	-	-	(55,996)	-	-		(55,996)

Total other (Income) expense			(132,110)				(132,110)

Income before income taxes	-	-	5,674,058	(47,556)	-		5,626,502

Income taxes	-	-	1,158,062	-	-		1,158,062

Net income (loss)	$-	$-	$4,515,996	$(47,556)	$-		$4,468,440

F-4

ISDERA NORTH AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED PRO FORMA FINANCIAL STATEMENT

The Merger Agreement, entered into on February 22, 2011, is deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, Isdera North America, Inc. ("Isdera") (the legal acquirer of Fantaly) is considered the accounting acquiree and Fantaly Travel Holdings Group Limited, a company organized under the laws of the British Virgin Island ("Fantaly") (the legal acquiree of Isdera) is considered the accounting acquirer. The consolidated Balance Sheet of the combined entity will in substance be those of Fantaly, with the assets and liabilities, and revenues and expenses, of Isdera being included effective from the date of consummation of the Merger Agreement. Isdera is deemed to be a continuation of the business of Fantaly. The outstanding stock of Isdera prior to the Merger Agreement will be accounted for at their net book value and no goodwill will be recognized.

Unaudited pro forma adjustments reflect the following transaction:

1)	To consolidate the equity of Fantaly, through its elimination, into the Company.

2)	To reflect the acquisition of Fantaly, through the issuance of 25,715,600 shares of the Company in accordance with the Merger Agreement.

3)	To recapitalize the Company, through the elimination of Isdera deficit accumulated during their developmental stage into additional paid in capital.

4)	To consolidate the equity of FeiLaiFa, through its elimination, into the Company.

F-5

Index to Exhibits

Exhibit No.	Description

2.1
Share Exchange Agreement by and among Isdera North America, Inc. (a Nevada corporation), Cosell Investments, Ltd. (a BVI company); Fantaly Travel Holdings Group Limited (a BVI company), and the Shareholders of Fantaly Travel Holdings Group Limited dated February 22, 2011 (1)

3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws (2)

22.1	Subsidiaries of Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Additional Exhibits.

99.1	Approval of Shenzhen Market Supervisory Authority to acquisition of Shenzhen FeiLaiFa Aviation Service Co. Ltd. by Link Top Corporation Ltd. including English translation thereof (1)

99.2	Instrument of Transfer relating to acquisition of Link Top Corporation Limited by Fantaly Travel Holdings Group, Ltd. (1)

(1)  Incorporated by reference to the Company's Form 8-K Current Report dated February 22, 2011.
(2)  Incorporated by reference to the Company's Form 8-K Current Report dated June 24, 2008.