Form 10-Q
period 2011-03-31
ISDERA NORTH AMERICA, INC.
filed 2011-05-23
CIK 1375911

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .

Commission File Number 333-138059

ISDERA NORTH AMERICA, INC.
(Exact name of registrant as specified in its charter)

NEVADA	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7-F, Xinghe Building, Central Road, Shajing, Baoan District
Shenzhen, PRC 518100
 (Address of principal executive offices and zip code)

(+86) 27 8274 0726
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large  accelerated filer ☐                                                                                  Accelerate filer ☐

Non-accelerated filer ☐                                                                                     Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May  , 2011, the Registrant had outstanding 30,100,000 shares of common stock, par value $0.001 per share.

ISDERA NORTH AMERICA, INC.
FORM 10-Q

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those risks set forth herein and in our Annual Report as of December 31, 2010 filed on Form 10-K at “Risk Factors.”

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other update

i

Index

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

ISDERA NORTH AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 AND DECEMBER 31, 2010

Index

ISDERA NORTH AMERICA, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Index

ISDERA NORTH AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and equivalents	$1,544,911	$851,522
Accounts receivable, net	2,695,685	2,004,023
Due from related parties	740,267	806,074
Prepaid expenses	587,704	1,153,058
Deposit for loan	264,859	79,524
Other current assets	723,978	67,255

Total Current Assets	6,557,404	4,961,456

Property and equipment, net	285,721	285,568
Long-term trade deposit	1,899,222	2,117,081
Long-term deferred charge	91,857	102,730

Total Assets	$8,834,204	$7,466,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term loans	$3,896,281	$2,135,781
Loan from third parties	771,999	2,127,394
Due to related parties	197,043	-
Accounts payable	1,405,040	899,986
Customer deposits	118,661	96,140
Accrued expenses	696,840	1,035,828
Taxes payable	257,778	313,651

Total Current Liabilities	7,343,642	6,608,780

Commitment and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, par value $0.001 per share, 500,000,000 shares authorized; 30,000,000 and 25,715,600 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.	30,000	25,716
Additional paid-in capital	155,053	336,581
Statutory reserve	316,415	316,415
Retained earnings	799,159	796
Accumulated other comprehensive income	189,935	178,547

Total Stockholders’ Equity	1,490,562	858,055

Total Liabilities and Stockholders’ Equity	$8,834,204	$7,466,835

See accompanying notes to consolidated financial statements.

Index

ISDERA NORTH AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011	2010

Net revenues	$3,298,828	$2,649,791
Cost of revenues	568,877	341,365

Gross profit	2,729,951	2,308,426

Operating expenses:
Selling	1,210,722	121,043
General and administrative	167,481	107,954

Total operating expenses	1,378,203	228,997

Operating income	1,351,748	2,079,429

Other income (expense):
Interest income	6,026	791
Interest expense	(187,253)	(20,943)
Other expense	(115,878)	(7,591)

Total other income (expense)	(297,105)	(27,743)

Income before income taxes	1,054,643	2,051,686
Income taxes	256,280	451,371

Net income	798,363	1,600,315

Foreign currency translation adjustment	11,388	1,743

Total comprehensive income	$809,751	$1,602,058

Earnings Per Common Share:
Earnings per common share – Basic and Diluted	$0.03	$0.06

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	27,496,755	25,715,600

See accompanying notes to consolidated financial statements.

Index

ISDERA NORTH AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net Income	$798,363	$1,600,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,302	12,783
Change in operating assets and liabilities:
Accounts receivable	(676,829)	130,058
Prepaid expenses	473,793	(141,713)
Other current assets	(556,668)	(39,547)
Long-term trade deposits	230,604	-
Long-term deferred charge	11,490	-
Accounts payable	497,792	176,853
Customer deposits	21,842	(84,573)
Accrued expenses	(344,506)	(523,359)
Taxes payable	(57,689)	142,060
Net cash provided by operating activities	418,494	1,272,877

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(15,232)	(176)
Net cash used in investing activities	(15,232)	(176)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Repayments of bank loan	(1,297,793)	(60,292)
Proceeds from bank loan	3,039,328	-
Borrowings from (Repayments to) third parties	(1,364,695)	-
Deposit for loan	(184,259)	-
Borrowings from (Payment to) related parties	90,011	(84,037)
Dividend paid	-	(1,128,750)
Net cash provided by (used in) financing activities	282,592	(1,273,079)

Effect of exchange rate changes on cash and equivalents	7,535	1,882

Net change in cash and equivalents	693,389	1,504
Cash and equivalents at beginning of period	851,522	1,157,456
Cash and equivalents at end of period	$1,544,911	$1,158,960

SUPPLEMENTAL DISCLOSURES:
Cash paid during the periods for:
Interest paid	$187,253	$20,943
Taxes paid	$505,358	$150,316

See accompanying notes to consolidated financial statements.

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

1.	ORGANIZATION

Isdera North America, Inc. (“Isdera” or the “Company”) is engaged in airline ticketing, train ticketing and hotel reservation service in PRC through its wholly owned subsidiary.

The Company was incorporated under the laws of the State of New York on October 20, 1987. Our original business plan was to market and sell, in North America, high-end automobiles and products produced by the German automaker Isdera GMBH. The business of the Company was discontinued on October 6, 1997, and remained dormant until August 9, 2006. On August 9, 2006, the Company re-entered the development stage and raised capital through a private placement of common stock with the purpose of starting a similar business.

On February 22, 2011, the Company completed a share exchange with Fantaly Travel Holdings Group, Limited (“Fantaly”) and its shareholders that resulted in Fantaly becoming a wholly-owned subsidiary. The share exchange was accounted for a reverse acquisition and recapitalization, and as a result, the consolidated financial statement of the Company (the legal acquirer) will, in substance, be those of Fantaly (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange transaction.

Fantaly was incorporated under the laws of British Virgin Island (“BVI”) on November 24, 2010. Fantaly is a holding company. On November 26, 2010, Fantaly acquired all of the outstanding shares of common stock of Link Top Corporation Limited (“Link Top”), and its wholly owned subsidiary Shenzhen Feilaifa Aviation Service Company, Limited (“FeiLaiFa”).

Link Top was incorporated in March 2010 under the laws of Hong Kong. Link Top is a holding company, which acquired, on November 25, 2010, all of the equity interests of FeiLaiFa for RMB3,000,000 ($450,214). Since the shareholders of Link Top and FeiLaiFa were related, and the control of the two entities remained with the management of FeiLaiFa, the transaction was accounted for as a transaction between entities under common control, whereby Link Top recognized the assets and liabilities transferred at their carrying amounts.

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

As of March 31, 2011, the subsidiaries of the Company are as follows:

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

1.	ORGANIZATION (Continued)

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operation or cash flows. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements included on Form 10-k, and the interim unaudited condensed consolidated financial statements contained in this Form 10-Q have been prepared pursuant to the rules annual financial statements. Certain information and footnote disclosures normally included in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring of operations for the three months ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010 have been made. Three financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

c)	Reclassification

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on reported income or losses.

d)	Principle of consolidation

The accompanying consolidated financial statements include the accounts of Isdera and its wholly owned subsidiaries Fantaly, Link Top and FeiLaiFa collectively referred to herein as the Company. The consolidated financial statements combine the historical financial statements of FeiLaiFa as if the merger occurred at the beginning of the periods presented. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

e)	Use of estimates

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

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Foreign currency transactions and translation

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

g)	Cash and equivalents

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

h)	Accounts receivable

The Company reviews its accounts receivable on a periodic basis and determines if maintaining an allowance is necessary based on the aging of the accounts receivable balance, customer payment history and current creditworthiness, as well as current economic trends. As of March 31, 2011 and December 31, 2010, there was no allowance for doubtful accounts.

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Revenue recognition

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

Air ticketing services
Revenue from our air ticketing service is almost 58 percent of our travel-related revenues. We conduct our air ticketing business through contractual arrangements with affiliated Chinese entities as well as local agents for the issuance and delivery of air tickets and collection of air ticketing fares. Commissions from air ticketing services are recognized upon delivery of the ticket to the customer, net of estimated cancellations. Estimated cancellations were insignificant for the three months ended March 31, 2011 and 2010. Because we act as an agent in transactions with no risk of loss due to obligations for cancelled airline ticket reservations, we recognize our revenues from air ticketing services on a net basis in the statements of income.

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

Other travel services
Other travel services are mainly commissions from insurance companies for sales of travel insurance. The Company recognizes revenue when the travel insurance certificate is issued to the customer, net of cancellations, which were not significant in 2011 and 2010.

j)	Cost of Revenue

All costs of revenue are associated with revenue directly. Costs of revenue for air and train ticketing, and hotel-reservation services mainly are the rental of sales offices, telephone, wages, delivery expenses, transportation, vehicles, commissions, depreciation, IT system and related technologies used.

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Property and equipment

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

Building	20 years
Motor vehicles	5 years
Leasehold improvement	3 years
Electronic equipment and office furniture	3 years

l)	Impairment of long-lived assets

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

m)	Income taxes

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

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Loyalty points provision

The Company’s members earn loyalty points for use of Company services. The Company provides travel awards and other non-cash gifts to members upon redemption of loyalty points that are accumulated based on the member’s transactions with the Company. The Company recognizes estimated costs to provide free travel and other non-cash gifts based on historical redemption rates. The liabilities for loyalty points are reduced upon the redemption or expiration of the loyalty points. The estimated costs are included in “selling expenses” in the statements of income and the estimated liabilities are included in “accrued expenses” in the balance sheets.

o)	Advertising expenses

The Company incurs advertising expense consisting of radio, magazine and short messaging service (“SMS”) advertising, and online internet advertising to promote the Company’s brand and services. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place in selling expenses. The Company expenses the costs of advertisement as the advertisement is shown. For the three months ended March 31, 2011 and 2010, advertising expense was $1,198,584 and $121,043, respectively.

p)	Operating leases

The Company leases office space under operating leases. Rental expenses are recognized from the date of initial possession of the leased property on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

q)	Retirement and other postretirement benefits

Pursuant to relevant PRC regulations, the Company is required to contribute to various defined contribution plans organized by the PRC government, including retirement, medical and other welfare benefits. The Company is required to make contributions to these plans at a stated contribution rates based on monthly compensation of qualified employees. For the three months ended March 31, 2011 and 2010, the Company contributed $42,808 and $11,223, respectively, to these plans.

The Company has no obligation for the payment of employee benefits associated with these plans beyond the mandatory contributions payable during the period of the employee’s employment with the Company.

r)	Compensated absences

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

s)	Earning per share (EPS)

The Company accounts for net income per share in accordance with FASB Accounting Standards Codification Topic on Earning Per Share (“ASC 260”), which requires presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of the ordinary shares issuable upon the exercise of outstanding stock options, stock warrants and the settlement of performance units. Ordinary equivalent shares in the diluted net income per share computation are excluded in net loss periods as their effect would be anti-dilutive. For the calculation of basic net income and diluted net income, ordinary shares include ordinary shares and high-vote ordinary shares. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2011 and 2010.

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

t)	Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. In accordance with FASB ASC Topic 450, Contingencies, liabilities for such contingencies are recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

u)	Statutory reserves

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

v)	Concentration of Credit Risk

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

w)	Segment Reporting

The Company views its business as a one operating segment; however, the Company has different revenue streams.
The Company does not maintain separate financial information for each revenue stream.

x)	Financial instruments

The Company follows the provisions of FASB Statements No. 157, Fair Value Measurements, (subsequently codified as FASB ASC 820, Fair Value Measurements and disclosures (“ASC 820”)), with the exception for nonrecurring, nonfinancial assets and liabilities where adoption has been deferred to be effective on the first day of fiscal year 2010. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

x)	Recently issued accounting standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46® (ASC 810-10), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity which an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period after November 15, 2009, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of ASC 810 did not have a material impact on the Company’s financial condition or results of operations.

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

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

3.	RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Xiaoming Tang	Shareholder of the Company, Chairman of Board
Runxintong	Entity controlled by Mr.Xiaoming Tang, a shareholder of the Company.
Qunlian Zhai	Wife of Mr. Xiaoming Tang
Qiuhui Tang	Brother of Mr. Xiaoming Tang
Liming Tang	Shareholder

From time to time, the Company advanced funds to related parties. These advances were non-interest bearing, unsecured and payable on demand and are as follows:.

Due from related parties:	March 31,	December 31,
	2011	2010
Runxintong	$537,199	$446,991
Liming Tang	-	130,754
Qiuhui Tang	43,826	-
Xiaoming Tang	38,047	41,254
Qunlian Zhai	121,195	187,075
Total due from related parties	$740,267	$806,074

4.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2011	2010

Prepaid advertising	$472,554	$1,049,714
Advance to employees	41,307	21,470
Guarantee fee	57,223	75,816
Other	16,620	6,058
Total prepaid expenses	$587,704	$1,153,058

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

5.	OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31,	December 31,
	2011	2010

Dorm damage deposit	$56,317	$64,580
Deposit on on-line payment platform	665,026	-
Other	2,635	2,675
Total other current assets	$723,978	$67,255

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010

Building	$40,244	$39,990
Motor vehicles	214,228	212,875
Leasehold improvement	204,919	196,808
Electronic equipment and office furniture	375,272	364,535
Total property and equipment	834,663	814,208
Less: Accumulated depreciation	548,942	528,640
Total property and equipment, net	$285,721	$285,568

Depreciation of property and equipment was allocated to the following expense items:

	March 31,
	2011	2010

Cost of revenues	$12,955	$9,587
General administration expenses	7,347	3,196
Total depreciation	$20,302	$12,783

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

7.	LONG TERM TRADE DEPOSITS

Long-term trade deposits consisted of the following:

	March 31,	December 31,
	2011	2010
Advance to airline carriers, “Deposit for issuing air tickets;
balance is refundable, if air ticketing business discontinues.”	$1,089,290	$1,218,281
Advance to railway authorities.” Deposit for issuing train tickets;
balance is refundable, if train ticketing business discontinues.”	809,932	898,800
Total long-term trade deposit	$1,899,222	$2,117,081

8.	SHORT-TERM LOANS

As of March 31, 2011 and December 31, 2010, the Company’s short-term loans consisted of the following:

					Principle
	Effective		Interest Rate		March 31,	December 31,
	Date	Maturity	(Per Annum)	Type	2011	2010
Rural Commercial Bank	03-08-2011	within 45 days	6.489%	Secured by a deposit of $5,716	$457,310	$454,422
Pin’an Bank	12-01-2010	01-19-2012	9.027%	Unsecured	115,852	151,474
Pin’an Trust	03-24-2010	03-23-2011	6.489%	Unsecured	-	15,147
Huaxia Bank	12-14-2010	12-14-2011	Benchmark lending rate +20%	Secured by a deposit of $182,924	1,829,240	-
China Construction Bank	10-22-2010	10-21-2012	Benchmark lending rate +10%	Secured by a deposit of $76,218	1,493,879	1,514,738
Total short-term loans					$3,896,281	$2,135,781

The short term loan from Pin’an Bank is repaid by making a payment of $12,195 every month from January 20, 2011 through December 20, 2011 and the balance of $6,059 is to be repaid on January 19, 2012.

The short term loan from Huaxia Bank is repaid by making a payment of $30,487 every month from June 20, 2011 through November 20th and the balance of $1,646,316 is to be repaid on December 20 2011.

The loan from China Construction Bank is repaid by making a payment of $30,487 every month from March 20, 2011 through October 20th, 2012 and the balance of $914,620 is to be repaid on November 20 2012.

As of March 31, 2011, the Company was in default of the loan term, which place specific restriction on the uses of the funds and the Company failed to comply with the terms. As a result of the default, we classified the loan balance to current liabilities. Based on the terms of Loan Contract, penalty interest will be calculated and charged from the day the loan is used in such manner at interest rate of 50% - 100% above the original interest rate. The Company accrued interest penalty of $86,169 (see note 10)

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

9.	LOAN FROM THIRD PARTIES

As of March 31, 2011 and December 31, 2010, the Company had short-term borrowings of $771,999 and $2,127,394 from a non-financial institution for general working capital purposes. The short-term borrowings were paid off on the maturity date (maximum 45 days) and secured by a deposit of $76,218.

10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010
Security deposits from sales agents	$79,271	$80,285
Deposit from employees	16,213	-
Accrued payroll and bonus	133,164	545,653
Loyalty points	201,887	257,129
Rent	89,199	2,068
Custodial collection	85,215	74,427
Provision for default of bank loan	86,169	-
Other	5,722	76,266
Total accrued expenses	$696,840	$1,035,828

11.	TAXES PAYABLES

Taxes payables consisted of the following:

	March 31,	December 31,
	2011	2010
Income taxes	$192,061	$252,475
Business taxes	54,937	53,038
Other	10,780	8,138
Total taxes payable	$257,778	$313,651

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

12.	INCOME TAXES

The Company is incorporated in the U.S. and is subject to U.S. tax law. No provisions for U.S. income taxes have been made as the Company has no taxable income for reporting periods.

Fantaly is a tax-exempt company incorporated in the British Virgin Islands (“BVI”) and conducts all of its business through its wholly owned subsidiary, Feilaifa, in China. Feilaifa’s operations in China are subject to the income tax laws of PRC. All of the tax provisions for the three months ended March 31, 2011 pertain to PRC taxes.

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

Feilaifa is entitled to both the transitional tax rates of 18%, 20%, 22%, 24% and 25% for 2008, 2009, 2010, 2011 and 2012 onwards, respectively and continues its tax holiday until expiration.

The Company’s income tax expense in the consolidated statement of operations consists of the following:

	Three Months Ended March 31,
	2011	2010
USA	$-	$-
BVI	-	-
Hong Kong	-	-
PRC, excluding Hong Kong	1,054,643	2,051,686
Total income before income taxes	$1,054,643	$2,051,686

The reconciliation to the Company’s expected tax rate of income tax expense is as follows:

	Three Months Ended March 31,
	2011	2010
US Statutory corporate tax rate	34%	-
PRC Statutory tax rate	-	25%

Computed expected income tax	$358,578	$512,922
Difference between US and PRC tax rate	(94,918)	-
Tax holiday	(10,546)	(61,551)
Others	3,166	-
Income tax expense	$256,280	$451,371

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

13.	CONCENTRATIONS

The Company derives income from various Airlines. Most revenue is cleared through the International Air Transport Association (“IATA”), a centralized reporting platform.

For the three months ended March 31, 2011 and 2010, our largest five customers accounted for approximately 26% and 27%, respectively, of revenue. No single customer exceeded 10% of the Company’s sales for the three months ended March 31, 2011 and 2010.

Revenues by each major category were as follows:

	Three Months Ended March 31,
	2011	2010
Air ticketing	$1,931,306	$1,583,572
Train ticketing	39,567	42,456
Hotel reservation	1,405,062	1,088,606
Other	112,897	77,968
Total revenue	3,488,832	2,792,602
Less: Sales tax	190,004	142,811
Net revenue	$3,298,828	$2,649,791

14.	COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

The Company leases real estate under operating leases agreements with most terms ranging from 1 to 5 years. Rent expense for the three months ended March 31, 2011 and 2010 was $53,109 and $66,363, respectively. Future minimum lease payments under these non-cancellable lease agreements are as follows:

Annual payments ending March 31,

2012	$209,163
2013	108,617
2014	58,953
2015	55,294
Total	$432,027

15.	SUBSEQUENT EVENTS

On March 15, 2011, the Company entered into a Advisory Agreement with Hudson Securities (“Hudson”), whereby Hudson agree to advice and assist the Company in connection with the Company’s corporate visibility and strategy in market place, and strategy for listing in security market. The term of the agreement will be a period commencing on the date of the agreement and continuing for one year, with right to renew by mutual consent of the parties to successive one year term. For its service, on April 25, 2011, 100,000 restricted shares of the Company’s stock were issued to Hudson.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the year ended December 31, 2010 financial statements which are contained in the Company’s Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” appearing in our aforementioned Annual Report on Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-K.

BUSINESS OVERVIEW

On February 22, 2011, we entered into and simultaneously closed a Share Exchange Agreement dated February 22, 2011 (the “Exchange Agreement”) with Fantaly Travel Holdings Group Limited, a British Virgin Islands company (“Fantaly”), and the shareholders of Fantaly (hereinafter identified as the “Fantaly Shareholders”), pursuant to which the Company acquired all of the outstanding shares of Fantaly in exchange for the issuance to the Fantaly Shareholders, of 25,715,600 shares of the common stock of the Company, or approximately 85.7% of the outstanding shares of the common stock of the Company.

Fantaly is a holding company that acquired all of the outstanding stocks of Link Top Corporation Limited (“Link Top”) on November 26, 2010. Link Top, a Hong Kong corporation, is a holding company that acquired all of the equity interests of Shenzhen FeiLaiFa Aviation Service Co. Ltd. (“FeiLaiFa”) on November 25, 2010. Upon the consummation of these transactions and the acquisition, Feilaifa became our wholly owned subsidiary.

FeiLaiFa is engaged in air ticketing, train ticketing and hotel reservation service in South China. In recent years, Feilaifa has expanded its business into new services including chartered flight service, group tour and air cargo.  FeiLaiFa uses web-based distribution technologies and a 24-hour national wide call center to provide customers with consolidated ticketing information and the ability to access hotel reservations at discounted rates in major cities across China.

RESULTS OF OPERATIONS

The following table presents certain information from the consolidated statement of operations of Isdera North America, Inc. for the three months ended March 31, 2011 and March 31, 2010.

	Three Months Ended March 31,
	2011	2010	Change	% of Change
	(Unaudited)	(Unaudited)
Net revenues	$3,298,828	$2,649,791	649,037	24%
Cost of revenues	568,877	341,365	227,512	67%
Gross profit	2,729,951	2,308,426	421,525	18%
Selling, general and administrative expenses	1,378,203	228,997	1,149,206	502%
Income from operations	1,351,748	2,079,429	(727,681)	-35%
Other income (expenses)	(109,852)	(6,800)	103,052	1515%
Interest expenses	(187,253)	(20,943)	166,310	794%
Income before income taxes	1,054,643	2,051,686	(997,043)	-49%
Income taxes	256,280	451,371	(195,091)	-43%
Net income	$798,363	$1,600,315	(801,952)	-50%

Index

Net Revenue

Net revenue for the three months ended March 31, 2011, was $3,298,828, an increase of $649,037, or approximately 24%, as compared to the same period in 2010.

The table below sets forth the revenue from our principal line of business for the periods indicated:

	Three Months Ended March 31,
	2011		2010
		% of		% of	%
		Revenue		Revenue	Growth
Revenues
Air ticketing commissions	$1,931,306	56%	$1,583,572	57%	22%
Train ticketing commission	39,567	1%	42,456	2%	-7%
Hotel commission	1,405,062	40%	1,088,606	38%	29%

Total travel revenue	3,375,935	97%	2,714,634	97%	24%
Non-travel revenue	112,897	3%	77,968	3%	45%

Total revenues	$3,488,832	100%	$2,792,602	100%	25%

Less: Sales tax	190,004		142,811
Net revenues	$3,298,828		$2,649,791

The following table sets forth the number of air tickets sold and the average commission per air ticket, as well as the number of room nights booked and average commission per room night for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	% Growth

Number of room nights booked	225,759	204,951	10%
Average commission per room night	$6	$5	17%
Number of air tickets sold	111,617	94,857	18%
Average commission per air ticket	$17	$17	4%
Number of train tickets sold	52,073	55,875	-7%
Average commission per train ticket	$0.7	$0.7	0%

Air ticketing revenue increased 22% for the three months ended March 31, 2011 as compared to the same period in 2010. This increase was mainly attributable to the booming tourism, general inflation in Chinese economy, as well as the downgraded competition among airlines and our continuing investment in advertising, website and customer service. During the first quarter of 2011, we sold 16,760 more air tickets as compare to the same period in 2010.

Hotel booking revenue increased 29% for the three months ended March 31, 2011 as compared to the same period in 2010. This increase was due to higher average commission per room per night, an increase of $1, and higher number of hotel room nights we sold, approximately more 20,808 hotel room nights, as a result of the growth of Chinese economy, improvement of operations and the implementation of the Company’s sales incentive plan.

Index

Train ticketing revenue decreased 7% for the three months ended March 31, 2011 as compared to the same period in 2010. With the rise of living standards in China, people prefer to choose efficient transportation method. Therefore, there is a decrease in the demand for train tickets.

Non-travel revenue consists primarily of commission revenue from the sale of travel insurance sold with our air tickets and travel package. Non-travel revenue increased $39,140, or 45% for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in our insurance revenue and B2B sales was a result of our efforts in carrying out various marketing programs for business clients and insurance products, partially offset by a decrease in our group tour revenue.

Accounts receivable increased by 35% to $2,695,685 as of March 31, 2011, compared to $2,004,023 as of December 31, 2010. We receive commissions from our suppliers based on the number of hotel room nights we book and air and train tickets that we sell. The increase in accounts receivable was mainly due to the growth of our hotel and air ticketing business.

Cost of Revenues

Cost of revenues for air and train ticketing and hotel reservation services mainly contain terminal charge, delivery expenses, transportation, vehicles, IT system and related technologies used, as well as commissions paid to the sales agents. In addition, the Company allocates the costs of labor and facilities, depreciation, communications, and utility incurred to costs of services and general administrative expenses. The allocation percentage, ranging from 50% to 80%, allocated to costs of sales is based on management estimate and to general administration expenses is proportionately to the revenue generated.

Cost of revenues increased to $568,877 for the three months ended March 31, 2011, representing a 67% increase as compared to $341,365 for the same period in 2010. This increase mainly resulted from higher labor cost and business rebate. In order to stimulate sales, the Company offers sales incentive program to customer representatives and rebate program to distributors. As a result, the commission cost and business rebate cost for the first quarter of 2011 was increased by 96% and 60%, respectively, as compared to the same period in 2010.

Gross Profit

Gross profit increased by 18% to $2,729,951 for the three months ended March 31, 2011, as compared to $2,308,426 for the same period in 2010. Our gross profit margin decreased by 4% from 87% for the three months ended March 31, 2010 to 83% for the same period in 2011, mainly resulted from higher cost of revenue caused by higher labor cost and business rebate.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including advertising expenses and loyalty program expenses. We offer loyalty programs and award bonus points to our members upon purchase of the Company’s products. We offer either bonus that could be used to deduct the purchase amount, or free gifts to our customers. As members accumulate points towards free travel products and bonus, we record a liability for the estimated future cost of redemptions.

Selling and marketing expenses were $1,210,722 for the three months ended March 31, 2011, an increase of 900% as compared to $121,043 for the same period in 2010. The advertising expenses for the first quarter of 2011 was increased by $1,077,541, or 890%, as compared to the same period in 2010, which was used to improve our brand recognition and attract potential customers through the advertising in subway stations, websites and radios.

Index

General and Administrative Expenses

General and administrative expenses consists primarily of staff-related costs, including the compensation and benefits to our executive and staff, as well as the fees for external professional services such as attorney, accounting and auditing services.

General and administrative expenses were $167,481 for the three months ended March 31, 2011, an increase of 55% as compared to $107,954 for the same period in 2010. The increase was primarily due to higher personnel expenses, ten new hiring this year, and entertainment expenses as a result of our business expansion. Our general and administrative expenses as a percentage of net revenue for the first quarter of 2011 increased to 5% compared to 4% for the same period in 2010.

Income from Operations

Operating income decreased by 35% to $1,351,748 for the three months ended March 31, 2011, as compared to $2,079,429 for the same period in 2010. The decrease was primarily a result of higher investment in advertising and personnel expenses, partially offset by the increase in revenue.

Net Income

Net income was $798,363 for the three months ended March 31, 2011, a decrease of 50% from $1,600,315 for the same period of 2010. Our net profit margin was 24% and 60%, respectively, for the first quarter of 2011 and 2010. This decrease of 36% was primarily attributable to the increase in advertising expenses, which was increased from $121,043 in 2010 to $1,198,584 in 2011.

Unrealized Foreign Currency Translation Gains

Unrealized foreign currency translation gains in comprehensive income was $11,388 for the three months ended March 31, 2011, an increase of 553% as compared to $1,743 for the same period in 2010. The unrealized foreign currency translation gains were primarily attributable to the appreciation of the RMB. Chinese RMB appreciated approximately by 4% against US Dollar over the past 12 months.

Total Comprehensive Income

Total comprehensive income was $809,751 for the three months ended March 31, 2011, a decrease of $792,307 or 49% as compared to $1,602,058 for the same period in 2010. The decrease resulted primarily from the cumulative effect of the reasons discussed above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash and liquidity needs have been funded primarily through cash flows from operations, short-term borrowings, and long-term borrowings. We believe that our ability to raise funds to meet our operations needs in 2011 has been improved. Cash and equivalents as of March 31, 2011 were $1,544,911. Our net working capital deficit was $786,238 at March 31, 2011, a decrease of $861,087 as compared to the net working capital deficit of $1,647,325 at December 31, 2010. The decrease was primarily resulted from our organic growth and effective management of cash flow.

We continue to invest in the development and expansion of our operations. Ongoing investments include but are not limited to infrastructure improvements on our service, networking equipments and software, platform migrations and search engine marketing and optimization. Our future capital requirements may include capital needs for acquisitions and expenditures in supporting our business strategy. Historically, funds provided by operations and short-term financing had been sufficient to meet our cash needs. Due to rapidly growth, our need for additional working capital may arise and management may seek to raise capital for expansion of our operation through the issuance of debt or equity if necessary.

Index

We believe that our available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. There can be no assurance, however, that future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Net Cash Provided by Operating Activities

Net cash generated from operating activities was $418,494 during the three months ended March 31, 2011, a decrease of $854,383 from $1,272,877 over the comparable period in 2010. The decrease was primarily attributable to the increase in account receivables resulted by the increase in revenue and deposit to on-line payment platform. These were partially offset by a decrease in prepaid expenses and an increase in accounts payable,

Net Cash Used in Investing Activities

Net cash used in investing activities was $15,232 during the three months ended March 31, 2011, an increase of $15,056 from $176 over the comparable period in 2010. The increase was primarily attributable to more investments in property and equipment, office equipment and leasehold improvement.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $282,592 during the three months ended March 31, 2011, which was provided by the proceeds of $3,039,328 from bank loan, partially offset by the repayment of $1,297,793 of bank loan and the repayment of $1,364,695 of borrowing from third parties.

Off-Balance Sheet Arrangement

We do not have any off-balance sheet arrangement.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk. Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
On April 25, 2011, in consideration of their agreement to render financial advisory services to us, we issued 100,000 shares of our common stock to Hudson Securities Inc. No cash proceeds were realized by us upon the issuance of the shares. The shares were issued pursuant to an exemption from the registration provisions of the Securities Act provided by Section 4(2) thereof and Regulation D thereunder.

(b)	None.

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of financial advisory services agreement between Isdera North America, Inc, and Hudson Securities, Inc.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISDERA NORTH AMERICA, INC.

May 23, 2011	By:	/s/ JUN LI
Jun Li Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SONGTAO LIU
Songtao Liu Chief Financial Officer (Principal Financial and Accounting Officer)