Form 10-Q
period 2011-06-30
ISDERA NORTH AMERICA, INC.
filed 2011-08-29
CIK 1375911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerate filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2011, the Registrant had outstanding 30,100,000 shares of common stock, par value $0.001 per share.

ISDERA NORTH AMERICA, INC.
FORM 10-Q

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to those set forth herein and in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by the federal securities laws the Company undertakes no obligation to update forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

ISDERA NORTH AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	Unaudited	Audited
ASSETS
Current Assets:
Cash and equivalents	$1,139,492	$851,522
Accounts receivable, net	2,930,642	2,004,023
Due from related parties	553,742	806,074
Prepaid expenses	1,102,450	1,153,058
Deposits	269,999	79,524
Other current assets	58,091	67,255
Total Current Assets	6,054,416	4,961,456

Property and equipment, net	279,594	285,568
Long-term deposits	2,373,234	2,117,081
Long-term deferred charge	81,539	102,730
Total Assets	$8,788,783	$7,466,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loans	$3,329,723	$2,135,781
Loan from third parties	-	2,127,394
Due to related parties	518,222	-
Accounts payable	1,074,197	899,986
Customer deposits	147,606	96,140
Accrued expenses	780,378	1,035,828
Taxes payable	382,524	313,651
Total Current Liabilities	6,232,650	6,608,780
Commitment and Contingencies (Note 14)
Stockholders’ Equity:
Common stock, par value $0.001 per share, 60,000,000 shares authorized; 30,100,000 and 25,715,600 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	30,100	25,716
Additional paid-in capital	167,452	336,581
Statutory reserve	316,415	316,415
Retained earnings	1,813,771	796
Accumulated other comprehensive income	228,395	178,547

Total Stockholders’ Equity	2,556,133	858,055

Total Liabilities and Stockholders’ Equity	$8,788,783	$7,466,835

See accompanying notes to consolidated financial statements.

Index

ISDERA NORTH AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND OTHER COMPREHENSIVE INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$6,490,557	$5,555,635	$3,191,729	$2,905,844
Cost of revenues	1,107,985	794,714	539,108	453,349

Gross profit	5,382,572	4,760,921	2,652,621	2,452,495

Operating expenses:
Selling	1,993,932	765,947	783,210	644,904
General and administrative	491,170	258,778	323,689	150,824

Total operating expenses	2,485,102	1,024,725	1,106,899	795,728

Operating income	2,897,470	3,736,196	1,545,722	1,656,767

Other income (expense):
Interest income	13,430	9,014	7,404	8,223
Interest expense	(304,501)	(119,894)	(117,248)	(98,951)
Other income (expense)	(215,753)	1,543	(99,875)	9,134

Total other income (expense)	(506,824)	(109,337)	(209,719)	(81,594)

Income before income taxes	2,390,646	3,626,859	1,336,003	1,575,173
Income taxes	577,671	824,610	321,391	373,239

Net income	1,812,975	2,802,249	1,014,612	1,201,934
Foreign currency translation adjustment	49,847	(33,387)	38,459	(35,130)

Total comprehensive income	$1,862,822	$2,768,862	$1,053,071	$1,166,804

Earnings Per Common Share: Earnings per common share – Basic and Diluted	$0.06	$0.11	$0.04	$0.05
Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	28,805,587	25,715,600	30,072,527	25,715,600

see accompanying notes to consolidated financial statements.

Index

ISDERA NORTH AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net Income	$1,812,975	$2,802,249
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	39,464	25,585
Change in operating assets and liabilities:
Accounts receivable	(874,194)	(214,557)
Prepaid expenses	959,126	(580,120)
Other current assets	47,117	(90,570)
Long-term deposits	(1,116,797)	389,697
Long-term deferred charge	23,149	-
Accounts payable	153,237	334,884
Customer deposits	48,877	57,466
Accrued expenses	(274,744)	(7,171)
Taxes payable	61,476	59,520
Net cash provided by operating activities	879,686	2,776,982

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(15,834)	(30,087)
Net cash used in investing activities	(15,834)	(30,087)

CASH USED IN FINANCING ACTIVITIES
Repayments of bank loan	(5,722,246)	(115,298)
Proceeds from bank loan	6,858,123	-
Repayments to third parties	(2,149,995)	-
Deposits	(186,761)	-
Borrowings from (Payments to) related parties	603,845	(98,331)
Dividends paid	-	(2,861,059)
Net cash used in financing activities	(597,035)	(3,074,688)
Effect of exchange rate changes on cash and equivalents	21,152	4,174

Net change in cash and equivalents	287,970	(323,619)
Cash and equivalents at beginning of period	851,522	1,157,456
Cash and equivalents at end of period	$1,139,492	$833,837

SUPPLEMENTAL DISCLOSURES:
Cash paid during the periods for:
Interest paid	$304,501	$110,880
Taxes paid	$577,671	$824,610

See accompanying notes to consolidated financial statements.

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

1.	ORGANIZATION

Isdera North America, Inc. (“Isdera” or the “Company”) is engaged in airline and train ticketing and hotel reservation services in PRC through its wholly owned subsidiary.

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

On February 22, 2011, the Company completed a share exchange with Fantaly Travel Holdings Group, Limited (“Fantaly”) and its shareholders that resulted in Fantaly becoming a wholly-owned subsidiary. The share exchange was accounted for a reverse acquisition and recapitalization, and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Fantaly (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the share exchange.

Fantaly was incorporated under the laws of British Virgin Island (“BVI”) on November 24, 2010. Fantaly is a holding company. On November 26, 2010, Fantaly acquired all of the outstanding shares of common stock of Link Top Corporation Limited (“Link Top”), and its wholly owned subsidiary Shenzhen Feilaifa Aviation Service Company, Limited (“FeiLaiFa”).

Link Top was incorporated in March 2010 under the laws of Hong Kong. Link Top is a holding company, which acquired, on November 25, 2010, the equity interests of FeiLaiFa for RMB3,000,000 ($450,214). Since the shareholders of Link Top and FeiLaiFa were related, and the control of the merged entity remained with the management of FeiLaiFa, the merger was accounted for as a transaction between entities under common control, whereby Link Top recognized the assets and liabilities transferred at their carrying amounts.

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

As of June 30, 2011, the subsidiaries of the Company are as follows:

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

1.	ORGANIZATION (Continued)

The interim financial information presented in this Form 10-Q is not audited and is not necessarily indicative of the Company’s future consolidated financial position, results of operation or cash flows. The accompanying consolidated balance sheet as of December 31, 2010 was derived from audited financial statements included on Form 10-K, and the interim unaudited consolidated financial statements contained in this Form 10-Q were prepared pursuant to the Securities and Exchange Commission (“SEC”) rules for annual financial statements. Certain information and footnote disclosures normally included in the United States Generally Accepted Accounting Principles (“US GAAP“) were condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments, which include only normal recurring of operations for the six months ended June 30, 2011 and 2010 and its cash flows, were made. These consolidated financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Certain prior-year amounts were reclassified to conform to the current-year presentation. These reclassifications had no effect on reported income.

d)	Principle of consolidation

The accompanying consolidated financial statements include the accounts of Isdera and its wholly owned subsidiaries Fantaly, Link Top and FeiLaiFa collectively referred to herein as the Company. The consolidated financial statements combine the historical financial statements of FeiLaiFa as if the merger occurred at the beginning of the periods presented. All material inter-company accounts, transactions and profits were eliminated in consolidation.

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
JUNE 30, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Foreign currency transactions and translation

We conduct substantially all of our business in China. The Company’s functional currency is the Chinese Yuan (“RMB”). The accounts of the Company were maintained in RMB. The accompanying financial statements were translated and presented in the United States dollar (“$”) in accordance with the Foreign Currency Matters Topic of the FASB ASC 830, Foreign Currency Matters (“ASC 830”). Asset and liability accounts are translated at the exchange rate as of the balance sheet dates, equity accounts are stated at their historical rate, revenue and expenses are translated using the average exchange rates for the periods. In accordance with ASC 230, Statement of Cash Flow (“ASC 230”), cash flows are calculated based on the local currencies and translated using the average exchange rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation gains/losses are reported as other comprehensive income. Translation gains/losses from transactions executed in currency other than the functional currency are reported in the consolidated statements of income.

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

The Company reviews its accounts receivable on a periodic basis and determines if maintaining an allowance is necessary based on the aging of the accounts receivable balance, customer payment history and current creditworthiness, as well as current economic trends. As of June 30, 2011 and December 31, 2010, there was no allowance for doubtful accounts.

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Revenue recognition

The Company’s revenues are principally derived from air and train ticketing and hotel reservation services. The Company recognizes revenues when all of the following have occurred: persuasive evidence of an arrangement with the customer exists and services are performed or goods are delivered, fees are fixed or determinable and collectability of the fees is reasonably assured, as prescribed by ASC 605-10, Revenue Recognition. These criteria as related to the Company’s revenues are considered to have been met as follows:

Air ticketing services
We conduct our air ticketing business through contractual arrangements with affiliated Chinese entities as well as local agents for the issuance and delivery of air tickets and collection of air ticketing fares. Commissions from air ticketing services are recognized upon delivery of the ticket to the customer, net of estimated cancellations. Estimated cancellations were insignificant for the six months ended June 30, 2011 and 2010. Because we act as an agent in transactions with no risk of loss due to obligations for cancelled airline ticket reservations, we recognize our revenues from air ticketing services on a net basis in the consolidated statements of income.

Hotel reservation services
Revenues from our hotel reservation services are determined by the number of room nights we book and the commissions we earn. Generally, our customers pay hotels directly, and we collect commissions from our suppliers based on the number of room nights our customers stay. Our commissions from hotel reservation services are recognized after a hotel customer completes his hotel stay, based on our confirmation with the hotel of the customer’s stay. Because we act as an agent in transactions, do not assume any inventory risk, and have no risk of loss due to obligations for cancelled visits, we recognize our revenues from hotel reservation on a net basis in the consolidated statements of income.

Train ticketing services
Revenues from our train ticketing services are determined by the number of train tickets we sold. In general, our customers pay cash and pick up train tickets from our sales agents and we collect commissions from our suppliers based on the number of train tickets we sold. Because we have no obligations for cancellation, we recognize revenue from train ticketing services on a net basis in the consolidated statements of income.

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
JUNE 30, 2011 AND DECEMBER 31, 2010

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

In accordance with ASC subtopic 740-10, Income Taxes, Overall (Pre-Codification: Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109), the impact of a tax position taken or expected to be taken in a tax return is recognized in the financial statements if that position is not more likely than not to be sustained upon an examination based on the technical merits of position. The Company did not take any tax position that is not more likely than not to be sustained upon examination and the application of ASC subtopic 740-10 did not have any impact on the consolidated financial statements.

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
JUNE 30, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Loyalty points provision

The Company’s members earn loyalty points for use of Company services. The Company provides travel awards and other non-cash gifts to members upon redemption of loyalty points that are accumulated based on the member’s transactions with the Company. The Company recognizes estimated costs to provide free travel and other non-cash gifts based on historical redemption rates. The liabilities for loyalty points are reduced upon the redemption or expiration of the loyalty points. The estimated costs are included in “selling expenses” in the consolidated statements of income and the estimated liabilities are included in “accrued expenses” in the balance sheets.

o)	Advertising expenses

The Company incurs advertising expense consisting of radio, magazine and short messaging service (“SMS”) advertising, and online internet advertising to promote the Company’s brand and services. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place in selling expenses. The Company expenses the costs of advertisement as the advertisement is shown. For the six months ended June 30, 2011 and 2010, advertising expense was $1,989,970 and $769,116, respectively. For the three months ended June 30, 2011 and 2010, advertising expense was $791,386 and $648,095, respectively.

p)	Operating leases

The Company leases office space under operating leases. Rental expenses are recognized from the date of initial possession of the leased property on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

q)	Retirement and other postretirement benefits

Pursuant to relevant PRC regulations, the Company is required to contribute to various defined contribution plans organized by the PRC government, including retirement, medical and other welfare benefits. The Company is required to make contributions to these plans at a stated contribution rates based on monthly compensation of qualified employees. For the six months ended June 30, 2011 and 2010, the Company contributed $95,964 and $72,962, respectively, to these plans. For the three months ended June 30, 2011and 2010, the Company contributed $53,156 and $33,589, respectively, to these plans.

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

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s)	Earnings per share (EPS)

The Company accounts for net income per share in accordance with FASB Accounting Standards Codification Topic on Earning Per Share (“ASC 260”), which requires presentation of basic and diluted EPS on the face of the statement of income for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of the ordinary shares issuable upon the exercise of outstanding stock options, stock warrants and the settlement of performance units. Ordinary equivalent shares in the diluted net income per share computation are excluded in net loss periods as their effect would be anti-dilutive. For the calculation of basic net income and diluted net income, ordinary shares include ordinary shares and high-vote ordinary shares. There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2011 and 2010.

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

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

x)	Financial instruments

The Company follows the provisions of FASB Statement No. 157, Fair Value Measurements, (subsequently codified as FASB ASC 820, Fair Value Measurements and disclosures (“ASC 820”)). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

y)	Recently issued accounting standards

In June 2011, FASB issued ASU 2011-05, Comprehensive Income ( ASC Topic 220): Presentation of Comprehensive Income. Under the amendment in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive, along with the total of comprehensive income in that statement, in the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

3.	RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Xiaoming Tang	Shareholder of the Company, Chairman of Board
Runtonglian	Entity controlled by Mr. Xiaoming Tang, a shareholder of the Company.
Runxintong	Entity controlled by Mr. Xiaoming Tang, a shareholder of the Company.
Qunlian Zhai	Wife of Mr. Xiaoming Tang
Qiuhui Tang	Brother of Mr. Xiaoming Tang
Liming Tang	Shareholder

From time to time, the Company advanced funds to related parties. These advances were non-interest bearing, unsecured and payable on demand and are as follows:
Due from related parties:	June 30,	December 31,
	2011	2010
	unaudited	audited
Runxintong	$-	$446,991
Runtonglian	545,968	-
Liming Tang	-	130,754
Qiuhui Tang	4,972	-
Xiaoming Tang	-	41,254
Qunlian Zhai	2,802	187,075
Total due from related parties	$553,742	$806,074

Due to related parties consisted of the following:

Due to related parties:	June 30,	December 31,
	2011	2010
	unaudited	audited
Xiaoming Tang	321,179	-
shareholders-shell company	197,043	-
Total due from related parties	$518,222	$-

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

4.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2011	2010
	unaudited	audited

Prepaid advertising	$959,306	$1,049,714
Advance to employees	23,638	21,470
Guarantee fee	38,722	75,816
Other	80,784	6,058
Total prepaid expenses	$1,102,450	$1,153,058

5.	OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30,	December 31,
	2011	2010
	unaudited	audited
Dorm damage deposit	$42,232	$64,580
Other	15,859	2,675
Total other current assets	$58,091	$67,255

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
	unaudited	audited
Building	$40,849	$39,990
Motor vehicles	216,973	212,875
Leasehold improvement	207,997	196,808
Electronic equipment and office furniture	381,879	364,535
Total property and equipment	847,698	814,208
Less: Accumulated depreciation	568,104	528,640
Total property and equipment, net	$279,594	$285,568

Depreciation of property and equipment was allocated to the following expense items:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$25,218	$9,587	$12,263	$4,893
General administration expenses	14,246	3,196	6,899	1,636
Total depreciation	$39,464	$12,783	$19,162	$6,529

7.	LONG TERM TRADE DEPOSITS

Long-term trade deposits consisted of the following:

	June 30,	December 31,
	2011	2010
	unaudited	audited
Advance to airline carriers, “Deposit for issuing air tickets;
balance is refundable, if air ticketing business discontinues.”	$1,625,276	$1,218,281
Advance to railway authorities.” Deposit for issuing train tickets;
balance is refundable, if train ticketing business discontinues.”	747,958	898,800
Total long-term trade deposit	$2,373,234	$2,117,081

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

8.	LOANS

As of June 30, 2011 unaudited and December 31, 2010, the Company’s loans consisted of the following:

					Principle
	Effective				June 30,	December 31,
	Date	Maturity	Interest Rate	Type	2011	2010
					unaudited	audited
Rural Commercial Bank	03-08-2011	within 45 days	6.49%	Secured by a deposit of $5,716	$-	$454,422
Pin’an Bank	12-01-2010	01-19-2012	9.03%	Unsecured	80,458	151,474
Pin’an Trust	03-24-2010	03-23-2011	6.49%	Unsecured	-	15,147
Huaxia Bank	12-14-2010	12-14-2011	Benchmark lending rate +20%	Secured by a deposit of $182,924	1,825,777	-
China Construction Bank	10-22-2010	10-21-2012	Benchmark lending rate +10%	Secured by a deposit of $76,218	1,423,488	1,514,738
Total loans					$3,329,723	$2,135,781

The loan from Pin’an Bank is repaid by making a payment of $12,195 every month from January 20, 2011 through December 20, 2011 and the balance of $6,059 is to be repaid on January 19, 2012.

The loan from Huaxia Bank is repaid by making a payment of $30,487 every month from June 20, 2011 through November 20th and the balance of $1,646,316 is to be repaid on December 20, 2011.

The loan from China Construction Bank is repaid by making a payment of $30,487 every month from March 20, 2011 through October 20th, 2012 and the balance of $914,620 is to be repaid on November 20, 2012.

As of June 30, 2011, the Company was in default of the loan term, which place specific restriction on the uses of the funds and the Company failed to comply with the terms. As a result of the default, we classified the loan balance as current liabilities. Based on the terms of Loan Contract, penalty interest will be calculated and charged from the day the loan is used in such manner at interest rate of 50% - 100% above the original interest rate. For the six months ended June 30, 2011, the company accrued interest penalty of $171,638. For the three months ended June 30, 2011, the company accrued interest penalty of $85,469.

9.	LOAN FROM THIRD PARTIES

As of June 30, 2011 unaudited and December 31, 2010, the Company had short-term borrowings of $0 and $2,127,394, respectively, from a non-financial institution for general working capital purposes.

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2011	2010
	Unaudited	audited
Security deposits from sales agents	$23,213	$80,285
Deposit from employees	19,255	-
Accrued payroll and bonus	150,638	545,653
Loyalty points	77,985	257,129
Rent	182,083	2,068
Custodial collection	85,215	74,427
Accrued penalty for default of bank loan	173,482	-
Other	68,507	76,266
Total accrued expenses	$780,378	$1,035,828

11.	TAXES PAYABLE

Taxes payable consisted of the following:

	June 30,	December 31,
	2011	2010
	unaudited	audited
Income taxes	$317,649	$252,475
Business taxes	57,369	53,038
Other	7,506	8,138
Total taxes payable	$382,524	$313,651

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

12.	INCOME TAXES

The Company is incorporated in the U.S. and is subject to U.S. tax law. No provisions for U.S. income taxes were made as the Company has no taxable income for reporting periods.

Fantaly is a tax-exempt company incorporated in the BVI and conducts all of its business through its wholly owned subsidiary, Feilaifa, in China. Feilaifa’s operations in China are subject to the income tax laws of PRC. All of the tax provisions for the three and six months ended June 30, 2011 pertain to PRC taxes.

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

The Company’s income tax expense in the consolidated statement of operations consists of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
USA	$-	$-	$-	$-
BVI	-	-	-	-
Hong Kong	-	-	-	-
PRC, excluding Hong Kong	2,390,646	3,626,859	1,336,003	1,575,173
Total income before income taxes	$2,390,646	$3,626,859	$1,336,003	$1,575,173

The reconciliation to the Company’s expected tax rate of income tax expense is as follows:
	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
US Statutory corporate tax rate	34%	34%	34%	34%
PRC Statutory tax rate	25%	25%	25%	25%

Computed expected income tax	$812,820	$906,715	$454,241	$393,793
Difference between US and PRC tax rate	(215,158)	-	(120,240)	-
Tax holiday	(23,906)	(108,806)	(13,360)	(47,255)
Other	3,916	26,701	750	26,701
Income tax expense	$577,671	$824,610	$321,391	$373,239

Index

ISDERA NORTH AMERICA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010

13.	CONCENTRATIONS

The Company derives income from various Airlines. Most revenue is cleared through the International Air Transport Association (“IATA”), a centralized reporting platform.

For the six months ended June 31, 2011 and 2010, our largest five customers accounted for approximately 9.04% and 9.69%, respectively, of revenue. For the three months ended June 31, 2011 and 2010, our largest five customers accounted for approximately 9.21% and 10.17%, respectively, of revenue. No single customer exceeded 10% of the Company’s sales for the three and six months ended June 30, 2011 and 2010.

Revenues by each major category w ere as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Air ticketing	$3,440,510	$3,291,819	$1,509,204	$1,708,247
Train ticketing	73,319	63,609	33,752	21,153
Hotel reservation	2,873,088	2,337,712	1,468,026	1,249,106
Other	468,297	157,145	355,400	79,177
Total revenue	6,855,214	5,850,285	3,366,382	3,057,683
Less: Sales tax	364,657	294,650	174,653	151,839
Net revenue	$6,490,557	$5,555,635	$3,191,729	$2,905,844

14.	COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

The Company leases real estate under operating leases agreements with most terms ranging from 1 to 5 years. Rent expense for the six months ended June 30, 2011 and 2010 was $106,398 and $95,013, respectively. Rent expense for the three months ended June 30, 2011 and 2010 was $53,289 and $28,650, respectively. Future minimum lease payments under these non-cancellable lease agreements by years are as follows:

Annual payments ending June 30,

2012	$184,027
2013	96,201
2014	58,038
2015	41,471
Total	$379,737

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report and with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” appearing in our aforementioned Annual Report on Form 10-K.

Business Overview

On February 22, 2011, we entered into and closed a Share Exchange Agreement dated February 22, 2011 (the “Exchange Agreement”) with Fantaly Travel Holdings Group Limited, a British Virgin Islands company (“Fantaly”), and the shareholders of Fantaly (hereinafter identified as the “Fantaly Shareholders”), pursuant to which the Company acquired all of the outstanding shares of Fantaly for the issuance to the Fantaly Shareholders, of 25,715,600 shares of the common stock of the Company, or 85.7% of the outstanding shares of the common stock of the Company.

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

Results Of Operations

The following table presents certain information from the consolidated statement of operations of Isdera North America, Inc. for the three and six months ended June 30, 2011 and June 30, 2010.

	Six Months Ended June 30,		Increase /
	2011	2010	(Decrease)	Percentage
	Unaudited	Unaudited
Net revenues	$6,490,557	$5,555,635	$934,922	17%
Cost of revenues	1,107,985	794,714	313,271	39%
Gross profit	5,382,572	4,760,921	621,651	13%
Selling	1,993,932	765,947	1,227,985	160%
General and administrative	491,170	258,778	232,392	90%
Income from operations	2,897,470	3,736,196	(838,726)	-22%
Other income (expense):
Interest income	13,430	9,014	4,416	49%
Interest expense	(304,501)	(119,894)	(184,607)	154%
Other expense	(215,753)	1,543	(217,296)	-14083%
Total other income (expense)	(506,824)	(109,337)	(397,487)	364%
Income before income taxes	2,390,646	3,626,859	(1,236,213)	-34%
Income taxes	577,671	824,610	(246,939)	-30%
Net income	$1,812,975	$2,802,249	$(989,274)	-35%

Index

	Three Months Ended June 30,		Increase /
	2011	2010	(Decrease)	Percentage
	Unaudited	Unaudited
Net revenues	$3,191,729	$2,905,844	$285,885	10%
Cost of revenues	539,108	453,349	85,759	19%
Gross profit	2,652,621	2,452,495	200,126	8%
Selling	783,210	644,904	138,306	21%
General and administrative	323,689	150,824	172,865	115%
Income from operations	1,545,722	1,656,767	(111,045)	-7%
Other income (expense):
Interest income	7,404	8,223	(819)	-10%
Interest expense	(117,248)	(98,951)	(18,297)	18%
Other expense	(99,875)	9,134	(109,009)	-1193%
Total other income (expense)	(209,719)	(81,594)	(128,125)	157%
Income before income taxes	1,336,003	1,575,173	(239,170)	-15%
Income taxes	321,391	373,239	(51,848)	-14%
Net income	$1,014,612	$1,201,934	$(187,322)	-16%

Net Revenue

Net revenue for the six months ended June 30, 2011, was $6,490,557, an increase of $934,922, or approximately 17%, as compared to the same period in 2010. Meanwhile, net revenue for the three months ended June 30, 2011 was $3,191,729, an increase of $285,885 or approximately 10%, as compared to the same period in 2010. The table below sets forth the revenue from our principal line of business for the periods indicated:

	Three Months Ended June 30,
	2011		2010		Growth
	Amount	% of revenue	Amount	% of revenue
Air ticketing	$1,509,204	45%	$1,708,247	56%	-12%
Train ticketing	33,752	1%	21,153	1%	60%
Hotel reservation	1,468,026	44%	1,249,106	41%	18%
Other	355,400	11%	79,177	3%	349%
Total revenue	$3,366,382	100%	$3,057,683	100%	10%
Less: Sales tax	174,653		151,839
Net revenue	$3,191,729		$2,905,844

Index

	Six Months Ended June 30,
	2011		2010		Growth
	Amount	% of revenue	Amount	% of revenue
Air ticketing	$3,440,510	50%	$3,291,819	56%	5%
Train ticketing	73,319	1%	63,609	1%	15%
Hotel reservation	2,873,088	42%	2,337,712	40%	23%
Other	468,297	7%	157,145	3%	198%
Total revenue	$6,855,214	100%	$5,850,285	100%	17%
Less: Sales tax	364,657		294,650
Net revenue	$6,490,557		$5,555,635

The following table sets forth the number of air tickets sold and the average commission per air ticket, as well as the number of room nights booked and average commission per room night for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30		Increase /
	2011	2010	(Decrease)	Percentage

Number of room nights booked	214,722	218,991	(4,269)	-2%
Average commission per room night	$6.84	$5.70	$1.13	20%
Number of air tickets sold	121,411	96,135	25,276	26%
Average commission per air ticket	$12.43	$17.77	$(5)	-30%
Number of train tickets sold	52,668	35,001	17,667	50%
Average commission per train ticket	$0.64	$0.60	$0.04	6%

	Six Months Ended June 30		Increase /
	2011	2010	(Decrease)	Percentage

Number of room nights booked	440,481	423,942	16,539	4%
Average commission per room night	$6.52	$5.51	$1.01	18%
Number of air tickets sold	233,028	190,992	42,036	22%
Average commission per air ticket	$14.76	$17.24	$(2.47)	-14%
Number of train tickets sold	104,741	90,876	13,865	15%
Average commission per train ticket	$0.7	$0.7	$0	0%

Air ticketing revenue increased by 5% to $3,440,510, for the six months ended June 30, 2011, compared to $3,291,819 for the same period in 2010. Meanwhile, Air ticketing revenues decreased 12% to $1,509,204, for the three months ended June 30, 2011, compared to $1,708,247 for the same period in 2010. This increase was mainly attributable to the booming tourism, as well as our continuing investment in advertising, website and customer service. And this decrease was mainly due to the growth of our sale discount, compared to the same period in 2010.

Hotel booking revenue increased by 23% to $2,873,088, for the six months ended June 30, 2011, compared to the same period in 2010. Meanwhile, Hotel booking revenue increased by 18% to $1,468,026, for the three months ended June 30, 2011, compared to the same period in 2010. This increase was due to the high growth of Chinese consumer market, improvement of operations and the implementation of the Company’s sales incentive plan.

Index

Train ticketing revenue increased by 15% to $73,319, for the six months ended June 30, 2011, compared to the same period in 2010. Meanwhile, Train ticketing revenue increased by 60% to $33,752, for the three months ended June 30, 2011, compared to the same period in 2010. With the rise of living standards in China, people prefer more efficient transportation method.

Non-travel revenue consists primarily of commission revenue from the B2B sales, as well as the sale of travel insurance sold with our air tickets and travel package. Non-travel revenue increased by 198% to $468,297, for the six months ended June 30, 2011, compared to the same period in 2010. Meanwhile, Non-travel revenue increased by 349% to $355,400, for the three months ended June 30, 2011, compared to the same period in 2010. The increase in our insurance revenue and B2B sales was a result of our efforts in carrying out various marketing programs for business clients and insurance products.
Accounts receivable increased by 46% to $2,930,642 as of June 30, 2011, compared to $2,004,023 as of December 31, 2010. We receive commissions from our suppliers based on the number of hotel room nights we book and air and train tickets that we sell. The increase in accounts receivable was mainly due to the growth of our hotel and air ticketing business.

Cost of Revenues

Cost of revenues for air and train ticketing and hotel reservation services mainly contain labor cost, rental fees, office cost, communications cost, delivery expenses, transportation, depreciation cost, and IT system fee.

Cost of revenues increased to $1,107,985, for the six months ended June 30, 2011, representing a 39% increase compared to $794,714 for the same period in 2010. Meanwhile, Cost of revenues increased to $539,108 for the 3 months ended June 30, 2011, representing a 19% increase compared to $453,349 for the same period in 2010. This increase mainly resulted from higher labor cost and business rebate. In order to stimulate sales, the Company offers sales incentive program to customer representatives and rebate program to distributors.

Gross Profit

Gross profit increased by 13% to $5,382,572, for the six months ended June 30, 2011, compared to $4,760,921 for the same period in 2010. Meanwhile, Gross profit increased by 8 % to $2,652, 621, for the three months ended June 30, 2011, compared to $2,452,495for the same period in 2010.

Selling

Selling expenses primarily consist of direct costs, including advertising expenses and loyalty program expenses. Selling expenses increased by 160% to $1,993,932, for the six months ended June 30, 2011, compared to $765,947 for the same period in 2010. The increase in selling expenses were mainly due to the 26th World University Games 2011 held in Shenzhen in August, in order to improve our brand recognition and attract potential customers, prior to the opening of the Universiade, we substantially increased advertising costs.

Selling expenses increased by 21% to $783,210, for the three months ended June 30, 2011, compared to $644,904 for the same period in 2010. The increase in selling expenses was mainly due to the advertising expenses grow rapidly.

Index

General and Administrative Expenses

General and administrative expenses consist primarily of staff-related costs, including the compensation and benefits to our executive and staffs, as well as the fees for external professional services such as attorney, accounting and auditing services.

General and administrative expenses were $491,170, for the six months ended June 30, 2011, an increase of 90% compared to $258,778 for the same period in 2010. The increase was primarily due to rapid growth of personnel remuneration, it was not isolated but social phenomenon that the cost of labor grows rapidly.

General and administrative expenses were $323,689, for the three months ended June 30, 2011, an increase of 115% compared to $150,824 for the same period in 2010. The increase was primarily due to the rapid growth of personnel remuneration resulted of the higher cost of labor and an increase in the number of newly hired employees.

Operating Income

The operating income decreased by 22% to $2,897,470 for the six months ended June 30, 2011, compared to $3,736,196 for the same period in 2010.The decrease was due to the higher investment in advertising in the first half of year which effectiveness preliminary visualized.

 The operating income decreased by 7% to $1,545,722 for the three months ended June 30, 2011, compared to $1,656,767 for the same period in 2010. The decrease was due to the rapid growth of selling expenses and the cost of revenues.

Net Income

The net income was $1,812,975 for the six months ended June 30, 2011, a decrease of 35% from $2,802,249 for the same period in 2010. The decrease was primarily a result of increase in advertising and interest expenses.

The net income was $1,014,612 for the three months ended June 30, 2011, compared to $1,201,934 for the same period in 2010, a decrease of $187,322 or 16%. The decrease was primarily a result of an increase in the advertising, general and administrative and financial interest expenses.

Financial Position, Liquidity And Capital Resources

Cash and liquidity needs were funded primarily through cash flows from operations and borrowings, We believe that our ability to raise funds to meet our operations needs in 2011 has been improved. Cash and equivalents as of June 30, 2011 were $1,139,492. Our net working capital deficit was $178,235 as of June 30, 2011, a decrease of $1,469,089, compared to the net working capital deficit of $1,647,324 as of December 31, 2010. The decrease primarily resulted from our organic growth and effective management of cash flow.

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

Index

We believe that our available cash, funds from operations and available borrowings will provide sufficient capital resources to meet our foreseeable liquidity needs. But there can be no assurance, however, that future borrowings, including refinancing, if any, will be available on terms acceptable to us.

Net Cash Provided by Operating Activities

Net cash generated from operating activities was $879,686 during the six months ended June 30, 2011, a decrease of $1,897,296 from $2,776,982 over the comparable period in 2010. The decrease was primarily attributable to the increase in account receivables and the trade deposits.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15,834 during the six months ended June 30, 2011, a decrease of $14,253 from $30,087 over the comparable period in 2010. The investing activities primarily used to purchase office equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities was $597,034 during the six months ended June 30, 2011, which primarily was due to payments of outstanding loans.

Off-Balance Sheet Arrangement
We do not have any off-balance sheet arrangement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable as the Company is a smaller reporting company.

Index

Item 4. Controls and Procedures.

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

Index

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011, which are incorporated by reference into this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files: To be filed by amendment hereto during the 30-day grace period provided for by Rule 405(a)(2) of Regulation S-T.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISDERA NORTH AMERICA, INC.

August 26, 2011	By:	/s/ LIANG CHEN
Liang Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ GANG WANG
Gang Wang Chief Financial Officer (Principal Financial and Accounting Officer)